Form 10-K
period 1993-12-31
ARMCO INC
filed 1994-03-31
CIK 7383

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1993
                               -----------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _______________ to _________________

                         Commission file number 1-873-2
                                                -------

                                       Armco Inc.
                                       ----------
             (Exact name of registrant as specified in its charter)

            Ohio                                           31-0200500
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  One Oxford Centre, 301 Grant Street,
       Pittsburgh, Pennsylvania                            15219-1415
- ----------------------------------------               -------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: 412/255-9800

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
                Title of Each Class                    on Which Registered
                -------------------                    -------------------

     Class A Preferred Stock, without par value New York Stock Exchange Class B Preferred Stock, $1 par value each New York Stock Exchange
     Common Stock, $.01 par value each               New York Stock Exchange
     Rights to Purchase Participating Preferred
      Stock of Class A Preferred Stock               New York Stock Exchange
     Sinking Fund Debentures:                        New York Stock Exchange
        8.70%, due 1995
        9.20%, due 2000
        8.50%, due 2001
     11.375% Notes, due 1999                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((Section) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of Armco Inc. (assuming solely for purposes of this Form, that all members of registrant's Board of Directors are "affiliates") was approximately $778,557,626 as of February 28, 1994.

     As of the close of business on February 28, 1994, there were 104,103,174 shares of Common Stock outstanding. Documents incorporated by reference herein include:

       Annual Report to Shareholders for the year ended December 31, 1993 -- Parts I, II, and IV of this report.

       Proxy Statement for the 1994 Annual Meeting of Shareholders filed with the Commission under Rule 14a-6 of the Securities Exchange Act of 1934 in connection with the Company's 1994 Annual Meeting of Shareholders -- Part III of this report.

                                    PART I


ITEM 1. BUSINESS

General

        Armco Inc. ("Armco" or the "Company") was incorporated as an Ohio corporation in 1917 as a successor to a New Jersey corporation incorporated in 1899. Armco is the second largest domestic producer of stainless flat-rolled steels and is the largest domestic producer of electrical steels in terms of sales revenues. The Company also produces carbon steels and steel products and tubular steel goods. The Company is a partner in Armco Steel Company, L.P. ("ASC"), a 50%-owned joint venture with Kawasaki Steel Corporation ("Kawasaki") that produces primarily high-strength, low-carbon flat-rolled steel products. Armco is also a partner in North American Stainless ("NAS"), a 50%-owned joint venture with Acerinox S.A. that finishes chrome nickel flat-rolled stainless steel. The Company owns a 50% partnership interest in National-Oilwell, a distributor of oil country tubular goods and a manufacturer of drilling, production and other oil and gas equipment that operates a network of oil field supply stores throughout North America. Armco also provides insurance services through businesses it intends to sell or liquidate.

        As part of its strategy to focus on Specialty Flat-Rolled Steel, Armco has continued to evaluate the growth potential and profitability of its businesses and investments, and to rationalize or divest those that do not represent a strategic fit or offer growth potential or positive cash flow. In 1992 and 1993, Armco divested or otherwise rationalized several unprofitable or non-strategic operations.

        In September 1993, Armco sold its joint venture interest in several wire-drawing operations in its Worldwide Grinding Systems segment, and in November 1993, Armco sold the balance of its Worldwide Grinding Systems business. Also in September 1993, Armco sold Armco do Brasil S.A., its Brazilian sheet and strip business, and made a decision to dispose of several other businesses in its Other Steel and Fabricated Products segment, including Miami Industries (which was sold in October 1993), its Tex-Tube Division, its conversion services businesses and Flour City Architectural Metals.

        On January 28, 1994, Armco signed a letter of intent to sell its ongoing insurance operations to Vik Brothers Insurance, Inc., a privately owned property and casualty insurance holding company. Under the terms of the letter of intent, approximately $70 million would be received at closing and approximately $15 million would be received in three years, the latter payment being subject to a reserve analysis and potential adjustment at that time. As a result of restructuring certain obligations arising from the 1992 merger plan for the runoff companies, the proceeds from the sale have been pledged as security for certain note obligations due to the runoff insurance companies and will be retained in the investment portfolio of the Armco Financial Services Group runoff companies. The transaction is subject to a number of conditions, including a definitive purchase agreement, approval by regulatory authorities and approval of the boards of directors of Armco and the purchaser.

        In connection with the foregoing actions, Armco recorded in 1993 charges totaling $250.5 million, which included special charges of $165.5 million reflected in operating losses, and an $85.0 million charge reflected as loss on disposal of discontinued operations, which included a $45.0 million charge for expenses and losses in connection with the proposed sale of the ongoing insurance companies and $40.0 million in connection with the sale of the Worldwide Grindings Systems segment.


        The previously reported initial public offerings of equity and debt, through which ASC would implement its plan to restructure and recapitalize itself, commenced on March 30, 1994, with the underwritten public offerings by the corporate successor to ASC of approximately 17.6 million shares of common stock, at $23.50 per share, and $325 million of senior notes. The sales of the securities and the restructure and recapitalization are scheduled to be completed on April 7, 1994. Under the terms of the plan, the proceeds from the offerings will be used by ASC primarily to reduce its debt and unfunded pension liability, Armco's obligations to make certain cash payments to ASC will be eliminated and Armco will receive approximately 1 million shares, or approximately 4.2%, of the successor corporation's common stock.

Business Segments

        Following the sale in the fourth quarter of 1993 of the business of Armco's former Worldwide Grinding Systems segment, Armco will report its businesses in two segments -- Specialty Flat-Rolled Steel and Other Steel and Fabricated Products.

        The information on the amounts of revenue, operating results and identifiable assets attributable to each of Armco's business segments set out in Note 9 of the Notes to Financial Statements in Armco's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated by reference herein.

        Additional information about Armco's business segments and equity investments is set forth in Management's Discussion and Analysis in Armco's Annual Report to Shareholders for the year ended December 31, 1993, which is incorporated by reference herein.


Specialty Flat-Rolled Steel

        Armco's Specialty Flat-Rolled Steel businesses produce and finish stainless and electrical steel sheet and strip and stainless plate. The Specialty Flat-Rolled Steel group is headquartered in Butler, Pennsylvania, with its principal manufacturing plants in Butler and Zanesville, Ohio, where Armco produces flat-rolled stainless and electrical steel sheet and strip products, and in Coshocton, Ohio, where Armco finishes premium quality flat-rolled stainless steel in strip and sheet form. The segment also includes Eastern Stainless Corporation ("Eastern"), an 84%-owned subsidiary located in Baltimore, Maryland, which is a leading domestic producer of stainless steel plate as well as the results of European trading companies that buy and sell steel and manufactured steel products. Armco has a 50% interest in NAS, located in Carrollton, Kentucky, which began customer shipments in mid-1993 and can finish flat-rolled stainless steel in widths up to 60 inches. The NAS interest is accounted for as an equity investment.

        The specialty steel industry is a relatively small but distinct segment of the overall steel industry that represented approximately 2% of domestic steel tonnage but accounted for approximately 17% of domestic steel revenues in 1993. Specialty steels refer to alloy tool steel, electrical steel and stainless sheet, strip, plate, bar, rod and wire products. Specialty steels differ from basic carbon steel by their metallurgical composition. They are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion or combinations thereof. Unlike high-volume carbon steel, specialty steel is generally produced in relatively small quantities utilizing special processing techniques designed to meet more exacting specifications and tolerances.

        Stainless steel, which represents the largest part of the specialty steel market, contains elements such as chromium, nickel and molybdenum that give it the unique qualities of resistance to rust, corrosion and heat; high strength; good wear characteristics; natural attractiveness; and ease of maintenance. Stainless steel is used, among other things, in the automotive, aircraft, and aerospace industries and in the manufacture of food handling, chemical processing, pollution control and medical and health equipment. Electrical steels are iron-silicon alloys and, through special production techniques, possess unique magnetic properties that make them desirable for use as energy efficient core material in such applications as electrical transformers, motors and generators.

        Since 1975, usage of stainless steel in the United States has more than doubled. Armco expects that the demand for stainless steel will continue to be positively affected by increasing use in the manufacture of consumer durable goods and industrial applications. Per capita stainless steel usage in many highly developed countries significantly exceeds usage per capita in the United States and Armco believes that this is an indication of the growth potential of demand for stainless steel in the United States. In addition, the 1990 amendments to the Clean Air Act have resulted in the increasing use of corrosion-resistant materials in a number of applications for which stainless steel is well suited, including industrial pollution control devices and motor vehicle exhaust systems for use in the United States, where Armco now has the leading market share. Another factor that Armco believes will affect demand positively is the increasing issuance of new car bumper-to-bumper warranties and the use of stainless steel in passenger restraint systems. Stainless steel products generate higher average profit margins than carbon steel products and, depending on the stainless grade, sell at average prices of three to five times those of carbon steel.

        Armco produces flat-rolled stainless steel and alloy electrical steel sheet and strip products that are used in a diverse range of consumer durables and industrial applications. Since the acquisition of Cyclops, approximately 70% of Armco's sales of Specialty Flat-Rolled Steel has been stainless steel and 30% has been electrical steel. Major markets served are industrial machinery and electrical equipment, automotive, construction and service centers.

        In the stainless steel market, Armco is the leading domestic producer of chrome grades used primarily in the domestic market for automotive exhaust components. Stainless steel, which formerly was not used in parts of the exhaust system other than the catalytic converter, is now used in the entire exhaust system from manifold to tailpipe by many auto manufacturers. Armco has developed a number of specialty grades for this application, many of which are patented. Armco is also known for its "bright anneal" chrome grade finishes utilized for automotive and appliance trim and other chrome grades used for cutlery, kitchen utensils, scissors and surgical instruments. Specialty chrome nickel grades produced by Armco are used in household cookware, restaurant and food processing equipment and medical equipment. Commodity chrome nickel stainless steel finished by NAS and marketed by Armco is expected to meet anticipated demand from steel service centers and end users who serve the domestic chemical, pulp and paper, construction and food and beverage industries.

        Other Armco stainless products include functional stainless steel manufactured for automotive, agricultural, heating, air conditioning and other manufacturing uses and Eastern's stainless steel plate, principally in flat plate form, for use in industrial applications where high resistance to heat, stress or corrosion is required. Typical users of stainless steel plate include the chemical processing, pulp and paper, food and beverage, waste treatment, environmental control and textile industries for applications such as tanks, piping and tubing, flue gas scrubbers and heat exchangers. Eastern is also the only domestic producer of diamond-patterned stainless floor plate that is used primarily in decking for ships and chemical plant construction.

        Armco is the only United States manufacturer of a complete line of flat-rolled electrical steel sheet and strip products and is the sole domestic producer of certain high permeability oriented electrical steels. It is also the only domestic manufacturer utilizing laser scribing technology. In this process, the surface of electrical steel is etched with high-technology lasers which refine the magnetic domains of the steel resulting in superior electrical efficiency. Major electrical product categories are: Regular
Grain Oriented ("RGO"), used in the cores of energy-efficient power and distribution transformers; Cold Rolled Non-Oriented ("CRNO"), used for electrical motors and lighting ballasts; and TRAN COR(R)H, which is used in power transformers and is the only high permeability electrical steel made domestically. In 1993, Armco exported approximately 18.7% of its RGO product to Mexico, South America and other international markets.

        Armco had trade orders in hand for its Specialty Flat-Rolled Steel segment of $154.8 million at December 31, 1993, and $132.7 million at December 31, 1992. The backlog increased in 1993 due to stronger demand and an improving economy. While substantially all of the orders in hand at year-end 1993 are expected to be shipped in 1994, such orders, as is customary in the industry, are subject to modification, extension and cancellation.

        Armco's specialty steelmaking operations are concentrated in the four contiguous states of Pennsylvania, Ohio, Kentucky and Maryland, which permits cost-efficient materials flow between plants. Armco's Butler, Pennsylvania facility, which is situated on 1,300 acres with 3.2 million square feet of buildings, continuously casts 100% of its steel. At Butler, melting takes place in three 165-ton electric arc furnaces that feed the world's largest (175-ton) argon-oxygen decarburization unit for refining molten metal that, in turn, feeds two double strand continuous casters. The melt capacity at

Butler was approximately 850,000 tons by year-end 1993. Butler also operates a hot-strip mill, anneal and pickle units and a fully-automated tandem cold-rolling mill. It also has various intermediate and finishing operations for both stainless and electrical steels.

        Armco's Zanesville, Ohio plant, with 508,000 square feet of buildings on 88 acres, is a dedicated finishing plant for some of the steel produced at the Butler facility and has a Sendzimer cold-rolling mill, anneal and pickle units, high temperature box anneal and other decarburization and coating units.

        The world-class finishing plant in Coshocton, Ohio, located on 650 acres, is housed in a 500,000 square-foot plant and has three Sendzimer mills, four anneal and pickle lines, three "bright anneal" lines, two 4-high mills for cold reduction and other processing equipment, including temper rolling, slitting and packaging facilities.

        Armco's joint venture, NAS, which began customer shipments in mid-1993, is a state-of-the-art stainless steel finishing facility in Carrollton, Kentucky. NAS produces high volume grades of flat-rolled chrome nickel stainless in coils up to 30 tons and in widths up to 60 inches, a product that offers cost and handling savings to customers. The new plant is highly automated, featuring anneal and pickle lines, a Sendzimer cold-rolling mill, and other related equipment using world-class technology.

        Since Eastern discontinued its melt operations on July 22, 1993, Eastern's operations consist primarily of a hot plate rolling mill and finishing facility in Baltimore, Maryland, with its slab requirements largely being supplied by Armco's Butler facility.

Other Steel and Fabricated Products

        The Other Steel and Fabricated Products segment includes steelmaking, fabricating and processing plants in Pennsylvania and Ohio; a nonresidential construction company; a steel tubing company; and a snowplow manufacturer. The businesses in this segment currently include:

        --      Carbon steel operations at Mansfield, Ohio, which produce
commodity grades of carbon steel sheet, much of which is coated at a dedicated galvanizing facility at Dover, Ohio. Under a plan to spend approximately $100 million at Mansfield to enhance its steel production capability and improve the operating performance of both the Mansfield and Dover, Ohio operations, Armco has begun installing a thin-slab caster and related plant modifications at Mansfield. Installation is expected to be completed in 1995. The caster is designed to produce carbon steels, functional grades of chrome stainless steels and nonoriented grades of electrical steels. The Mansfield plant currently consists of a 1.4 million square-foot facility, with a melt shop with two electric arc furnaces (170-ton and 100-ton), a 100-ton argon-oxygen decarburization unit, a six-stand hot strip mill, a five-stand tandem cold rolling mill and a newly retrofitted Z-mill for chrome stainless finishing.
On March 28, 1994, Armco announced its intention to idle the production facilities at its Empire-Detroit carbon steel plant in Mansfield, Ohio and the Dover, Ohio galvanizing plant. The plants are expected to remain idle until the previously announced construction of a $100 million thin-slab caster is completed, which is scheduled for mid-1995. Armco expects to recognize a special charge of up to $20 million in the first quarter of 1994 for the cost of benefits to employees on layoff and other costs of idling the facilities, as well as costs associated with planned permanent work force reductions.

        --      Douglas Dynamics, which is the largest North American
manufacturer of snowplows for four-wheel drive pick-up trucks and utility vehicles. Douglas Dynamics is headquartered in Milwaukee, Wisconsin, has snowplow manufacturing plants in Rockland, Maine and Milwaukee, Wisconsin and sells its snowplows through independent distributors throughout the United States and Canada.

        --      Sawhill Tubular, which produces steel pipe and tubing, electric welded and mandrel-drawn steel tubing and electric-resistance welded steel pipe at its plant in Pennsylvania.

        During 1993, Armco divested or decided to dispose of various businesses previously in this segment:

        --      Armco sold Miami Industries, a steel tubing company, in October
1993, and has also decided to dispose of Tex-Tube, another steel tubing business. As of September 30, 1993, results for both Miami Industries and Tex-Tube are no longer reported as part of the Other Steel and Fabricated Products segment.

        --      Flour City Architectural Metals, headquartered in Glen Cove,
New York, which designs, fabricates and installs custom curtain wall systems in nonresidential commercial and institutional construction. In February 1993, Armco sold part of its nonresidential construction business. As of September 30, 1993, Armco decided to dispose of the remainder of this business and no longer reports the results of its nonresidential construction businesses as part of the Other Steel and Fabricated Products segment.

        --      Conversion services (remelting, forging, blooming, anneal and pickling and heat treating) provided in plants in Baltimore, Maryland and Bridgeville, Pennsylvania. As of September 30, 1993, Armco decided to dispose of these businesses and no longer reports their results as part of the Other Steel and Fabricated Products segment.

        This segment also included the business of Armco do Brasil S.A., a fabricating and processing plant in Brazil that processed semi-finished steel. Armco sold this business in September 1993.

        Armco had trade orders in hand for its Other Steel and Fabricated Products segment of $73.0 million at December 31, 1993. The segment's backlog decreased in 1993 primarily as a result of the 1993 sale or planned divestiture of a number of businesses. While substantially all of the orders in hand at year-end 1993 are expected to be shipped in 1994, such orders, as is customary in these industries, are subject to modification, extension and cancellation.


Employees

        At December 31, 1993, Armco had approximately 6,600 employees in its continuing operations and approximately 2,300 employees in its insurance and
discontinued operations.   Most of Armco's domestic production and maintenance
employees are represented by international, national or independent local unions, although some operations are not unionized.

        Eastern recently completed two-year agreements with the United Steelworkers of America ("USWA"), the union that represents employees at the Eastern plant in Baltimore, Maryland. Armco also recently completed 36-month and 33-month agreements, respectively, with the local unions at the specialty steel plants in Butler, Pennsylvania and Zanesville, Ohio. In late June, the USWA employees at Armco's Mansfield and Dover, Ohio plants ratified new six-year contracts, which became effective September 1, 1993.


Competition

        Armco's steel products are subject to wide variations in demand because of changes in business conditions. Armco faces intense competition within the domestic steel industry, from foreign steel producers, from manufacturers of products other than steel, including aluminum, ceramics, plastics and glass, and from foreign producers of steel components and products that typically have lower labor costs. In addition, many foreign steel producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions. Some foreign producers of steel and products made of steel have continued to ship into the United States market despite decreasing profit margins or losses. If certain pending trade proceedings ultimately do not provide relief from unfairly traded imports, if other relevant U.S. trade laws are weakened, if world demand for steel declines or if the U.S. dollars strengthens, an increase in the market share of imports may occur and the pricing of the Company's products could be adversely affected. Competition is based primarily on price, with factors such as reliability of supply, service and quality also being important in certain segments.

        In addition to the other integrated steel producers, competition is presented by the so-called "mini-mills," which generally have smaller, non-unionized work-forces and are free of many of the employer, environmental and other obligations that traditionally have burdened integrated steel producers. Mini-mills also derive certain competitive advantages by utilizing less capital intensive sources of steel production. At least one of these mini-mills is already producing flat-rolled carbon steel products while others have considered doing the same. In future years, mini-mills may provide increased competition in the higher quality, value added product lines now dominated by the integrated carbon steel producers and stainless steel producers.

        Import penetration for stainless sheet and strip in 1993 and 1992 was 25.2% and 17.8%, respectively, and for stainless plate was 16.0% and 14.5%, respectively. Import penetration of electrical steel was 22.7% and 17.5%, respectively, during such periods. Voluntary steel import restraint agreements ("VRAs"), intended to achieve certain disciplines over market-distortive trade practices in the carbon and specialty steel industries, expired on March 31, 1992. With the expiration of the VRAs, Armco is unable to predict the level of future steel imports. Existing trade laws or current regulations may not be adequate to prevent unfair trading practices and imports may pose increasingly serious problems for the domestic specialty steel industry. This is particularly so if United States trade laws are weakened in the ongoing General Agreement on Tariffs and Trade Uruguay Round or the Multilateral Steel Agreement trade negotiations. At this time, it cannot be predicted with any degree of certainty what the outcome of such
negotiations will be.   Armco's carbon steel operations at Mansfield, Ohio,
may also be adversely affected by the outcome of recent International Trade Commission ("ITC") and United States Department of Commerce ("Commerce Department") rulings on trade cases. On June 30, 1992, the major carbon steelmakers filed 84 trade cases against foreign producers of carbon steel from 21 countries charging them with selling steel below their home market prices and receiving unfair trade subsidies that are illegal under United States trade laws. On August 21, 1992, the ITC made affirmative preliminary determinations in 72 of the cases (affecting 95% of the volume of imports alleged to have been unfairly traded), finding that there was a reasonable indication that the domestic steel industry had been materially injured or was threatened with material injury by the imports in question. On June 22, 1993, the Commerce Department reached a final determination that foreign producers from 12 countries had unfairly benefited from government subsidies and that certain steel producers from 19 countries had unlawfully dumped steel and
steel products in the U.S. market.   On July 27, 1993, the ITC ruled that
foreign producers had not caused injury to the domestic producers of hot-rolled carbon steel, although about one-third of the claims were upheld against foreign cold-rolled producers, and generally all claims against foreign coated carbon steel producers were upheld. This ruling was generally unfavorable for the domestic carbon steel industry, since it partially reversed previously assessed duties on foreign producers. It is too early to assess the effect, if any, that the rulings will have upon future pricing and demand for domestically produced products. The rulings, however, were generally favorable for coated carbon steel products, one of Mansfield's major product lines. Anti-dumping and countervailing duties might be imposed against those imports for which the ITC made a final affirmative injury determination.
These duties are designed to offset "dumping" and the advantages of foreign subsidies and create a "level playing field" for domestic producers in the U.S. market. The Company and other U.S. steel producers have appealed certain of the ITC's determinations to the United States Court of International Trade, and foreign steel producers have appealed certain other of the ITC's determinations, as well as certain of the Commerce Department's determinations.

        During 1993, steel imports increased to 19.5 million tons, versus 17.1 million tons in 1992, an increase of 14.2%. In 1993, imports accounted for 18.8% of U.S apparent steel supply, versus 18.0% in 1992.

        Armco, Allegheny Ludlum Corporation, the USWA and the independent unions at Armco's plants in Butler, Pennsylvania and Zanesville, Ohio have filed a petition requesting that the U.S.

government impose both antidumping and countervailing duties on imports of grain-oriented electrical steel from Italy. In addition, Allegheny Ludlum Corporation and the USWA petitioned the U.S. government to assess antidumping duties on imports of grain-oriented electrical steel from Japan. In October 1993, the ITC issued a preliminary determination of material injury due to subsidized and dumped grain-oriented electrical steel from Italy and dumped
grain-oriented electrical steel from Japan.   The Commerce Department announced
on January 25, 1994, a preliminary CVD (subsidy) margin of 23.14% against Italy. On February 3, 1994, the Commerce Department announced preliminary anti-dumping margins of 5.62% against Italy and 31.08% against Japan. A final ruling by the ITC is anticipated in June of 1994.

        Specialty steel (stainless sheet and strip, plate, bar, rod and wire, and electrical steels) imports accounted for approximately 26.5% of the domestic market in 1993, 20.8% in 1992, and 18.1% in 1991.

Raw Materials and Energy Sources

        Raw material prices represent a major component of per ton production costs in the specialty steel industry. The principal raw materials used by Armco in the production of specialty steels are iron and steel scrap, chrome and nickel and their ferroalloys, stainless steel scrap, silicon and zinc. These materials are purchased in the open market from various outside sources. Since much of this purchased raw material is not covered by long-term contracts, availability and price are subject to world market conditions. Chrome and nickel and certain other materials in mined alloy form can be acquired only from foreign sources, many of them located in developing countries that may be subject to unstable political and economic conditions that might disrupt supplies or affect the price of these materials. A significant portion of the chrome and nickel requirements, however, is obtained from stainless steel scrap rather than mined alloys. While certain raw materials have been in short supply from time to time, Armco currently is not experiencing and does not anticipate any problems obtaining appropriate materials in amounts sufficient to meet its production needs. Armco also uses large amounts of electricity and natural gas in the manufacture of its products. It is expected that such energy sources will continue to be reasonably available in the foreseeable future. Compliance with amendments to the Clean Air Act, enacted in November 1990, may increase the operating costs of the utilities providing services to Armco's facilities, and in turn may result in increased costs to Armco for utility services.


Environmental Matters

        Armco, in common with other United States manufacturers, is subject to various federal, state and local requirements for environmental controls relating to its operations. Armco has spent substantial amounts in recent years to control air and water pollution to achieve and maintain compliance with applicable environmental requirements. Armco also has spent and will continue to spend substantial amounts for proper waste disposal and for the investigation and cleanup of properties that require remediation as a result of past waste disposal. Statutory and regulatory requirements in this area are continuing to evolve and, accordingly, it is not possible to predict with certainty the type and magnitude of expenditures that will be required in the future. However, Armco has estimated aggregate expenditures of approximately $30.0 million during the three-year period 1993-1995, of which approximately $20.0 million is related to control of air pollution as required by amendments to the Clean Air Act (enacted in November 1990), corresponding state laws and implementing regulations (which amount does not include approximately $7.0 million in estimated capital expenditures related to Armco Worldwide Grindings Systems segment, the business of which was sold in 1993) for capital projects for pollution control in all its domestic and international operations, with the largest expenditures being made in the Specialty Flat-Rolled Steel segment. This projection has been prepared internally and without independent engineering or other assistance and reflects Armco's current analysis of probable required capital projects for pollution control. Expenditures associated with remediation matters for which Armco is one of a number of potentially responsible parties are generally not included. In addition to the direct impact on Armco, the Clean Air Act amendments are expected to increase the operating cost of electrical utilities which rely on fossil fuels and this, in turn, could result in increased costs for utility services of which certain operations of Armco are significant customers. Armco's capital expenditures for pollution control projects amounted to approximately $4.1 million in 1993. During the period 1982 through 1992, Armco's capital expenditures for pollution control projects amounted to approximately $72.6 million (which amounts do not include such expenditures related to Armco Worldwide Grinding Systems segment, the business of which has been reclassified as a discontinued operation).

        Armco also is a party to a number of administrative proceedings and negotiations with environmental regulatory authorities. Armco believes that the ultimate liability from environmental-related liabilities will not materially affect the consolidated financial position or liquidity of Armco; however, it is possible that due to fluctuations in Armco's operating results, future developments with respect to such matters could have a material effect on the results of future operations or liquidity in interim or annual periods.

        Under the federal Comprehensive Environmental Response, Compensation and Liability Act, certain analogous state laws, and the federal Resource Conservation and Recovery Act, past disposal of wastes, whether on-site or at other locations, may result in the imposition of cleanup obligations by federal or state regulatory authorities or other potentially responsible parties, even when the wastes were disposed of in accordance with applicable laws and requirements in existence at the time of the disposal. The federal government has asserted that joint and several liability applies to hazardous waste litigation and courts have held that, absent proof that damages are allocable or subject to allocation, joint and several liability will be applied. Armco has been named as a defendant, or identified as a potentially responsible party, in various proceedings wherein the state or federal government or another potentially responsible party seeks reimbursement for or to compel clean-up of hazardous waste sites. Armco has been required to perform or fund such cleanup or participate in cleanup with others at a number of sites at which its facilities or facilities formerly owned by Armco disposed of wastes in the past and may, from time to time, be required to remediate or join with others in the remediation of other locations as these sites are identified by federal and state authorities. Armco and its subsidiaries are also parties to some lawsuits with respect to alleged property damage and personal injury from waste disposal sites. In addition, environmental exit costs with respect to Armco's ongoing businesses (which costs it is Armco's policy not to accrue until a decision is made to dispose of a property) may be incurred if Armco makes a decision to dispose of additional properties. These costs include remediation and closure costs of clean-up such as for soil contamination, closure of waste treatment facilities and monitoring commitments. While Armco believes that the ultimate liability for the environmental remediation matters identified to date, including the clean-up, closure and monitoring of waste sites, will not materially affect its consolidated financial condition or liquidity, the identification of additional sites, increases in remediation costs with respect to identified sites, the failure of other potentially responsible parties to contribute their share of remediation costs, decisions to dispose of additional properties and other changed circumstances may result in increased costs to Armco, which could have a material effect on its financial condition, liquidity and results of operations.

Research and Development

        Armco carries on a broad range of research and development activities aimed at improving its existing products and manufacturing processes and developing new products and processes. Armco's research and development activities are carried out primarily at a central research and technology laboratory located in Middletown, Ohio. This laboratory is engaged in applied materials research related to iron and steel, non-ferrous materials and new materials. In addition, the materials and metallurgy departments at each operating unit develop and implement improvements to products and processes that are directly connected with the activities of such operating unit.

        Armco spent $12.9 million, $24.0 million and $23.6 million, respectively, on research in each of the three years ended December 31, 1993, 1992 and 1991 (including $3.9 million, $9.4 million and $11.8 million, respectively, funded by affiliates, primarily ASC, in each of such years).

Equity and Other Investments

        Armco's equity and other investments include ASC, NAS (discussed above under "Specialty Flat-Rolled Steel"), Armco Financial Services Group ("AFSG") and National-Oilwell.

Armco Steel Company, L.P.

        ASC is a joint venture limited partnership formed in 1989 by Armco and Kawasaki. With plants located in Middletown, Ohio and Ashland, Kentucky, ASC produces primarily high strength, low carbon flat-rolled steel. These products are supplied to the automotive, appliance and manufacturing markets, as well as to the construction industry and independent steel distributors and service centers. Effective May 13, 1989, substantially all of the assets, properties, business and liabilities of Armco's former Eastern Steel Division were transferred to, or assumed by, ASC, a Delaware limited partnership managed by a general partner corporation equally owned by subsidiaries of Armco and Kawasaki.

        The previously reported initial public offerings of equity and debt, through which ASC would implement its plan to restructure and recapitalize itself, commenced on March 30, 1994, with the underwritten public offerings by the corporate successor to ASC of approximately 17.6 million shares of common stock, at $23.50 per share, and $325 million of senior notes. The sales of the securities and the restructure and recapitalization are scheduled to be completed on April 7, 1994. Under the terms of the plan, the proceeds from the offerings will be used by ASC primarily to reduce its debt and unfunded pension liability, Armco's obligations to make certain cash payments to ASC will be eliminated and Armco will receive approximately 1 million shares, or approximately 4.2%, of the successor corporation's common stock.

        The domestic steel industry is highly competitive. Despite significant reductions in raw steel producing capability by major domestic producers over the last decade, the domestic industry continues to be adversely affected by excess world capacity. Over the last decade, extensive downsizings have necessitated costly restructuring charges that, when combined with highly competitive market conditions, have resulted in substantial losses for most domestic integrated steel producers.

        Carbon steel consumption in the United States has not grown with the overall economy in recent years. Producers of steel products face substantial competition from manufacturers of plastics, aluminum, ceramics, glass, concrete and other materials. While domestic carbon steel producers have taken action to scale back their operations through corporate reorganizations or as a result of bankruptcy proceedings, which actions have resulted in the closing of numerous production facilities, there still exists significant excess capacity in the domestic carbon steel industry. Overall, domestic steel capability utilization (including specialty steels) was approximately 87% during 1993. From time to time industry overcapacity has created an operating environment in which competing producers engaged in significant price discounting in order to maintain or gain market share. A number of major domestic steelmakers now operate under, or have emerged from, bankruptcy protection and have lower operating costs, which permit them to sell their products at lower prices.

        Further, domestic integrated carbon steel producers (including ASC) have lost market share to domestic mini-mills and low-cost reconstituted mills in recent years as these mills have expanded their product lines to include large-size structural products and certain carbon steel flat-rolled products, including thin cast slabs. Management believes that, before the cost reductions that have been effected in the last six months, ASC's cost per ton of steel was significantly higher than experienced by its domestic and foreign competitors and that its cost per ton is still higher than those of a number of its competitors, particularly the mini-mills.

        Imports of carbon steel and steel products have had a particularly adverse impact on domestic carbon steel shipments and pricing. High labor costs, including pension, health and other employee benefit obligations, and restrictive work practices are likely to continue to be competitive disadvantages for ASC and other domestic producers. Furthermore, foreign producers frequently have received subsidized financing and many are owned or controlled by foreign governments and base their decisions with respect to steel production and pricing on political and economic policy considerations as well as business factors. As a result of voluntary steel import restraint arrangements negotiated in 1985 between the United States and certain other steel-producing nations, steel imports declined from the levels of the mid-1980's. However, such arrangements expired in March 1992 without being extended or replaced with other import restrictions. Existing trade laws or trade negotiations may not be adequate to prevent unfair trading practices. On June 30, 1992, the major carbon steelmakers filed 84 trade cases against foreign producers of carbon steel from 21 countries charging them with selling steel below their home market prices and receiving unfair trade subsidies that are illegal under United States trade laws. On August 21, 1992, the ITC made affirmative preliminary determinations in 72 of the cases (affecting 95% of the volume of imports alleged to have been unfairly traded), finding that there was a reasonable indication that the domestic steel industry had been materially injured or was threatened with material injury by the imports in question. On June 22, 1993, the Commerce Department reached a final determination that foreign producers from 12 countries had unfairly benefited from government subsidies and that certain steel producers from 19 countries had unlawfully dumped steel and steel products in the U.S. market.
On July 27, 1993, the ITC ruled that foreign producers had not caused injury to the domestic producers of hot-rolled carbon steel, although about one-third of the claims were upheld against foreign cold-rolled producers, and generally all claims against foreign coated carbon steel producers were upheld. On November 30, 1992, and January 27, 1993, the Commerce Department assigned preliminary duties on subsidy and dumping cases, respectively. However, on July 27, 1993, the ITC ruled that foreign producers had not caused injury to the domestic producers of hot-rolled carbon steel, although about one-third of the claims were upheld against foreign cold-rolled producers, and generally all claims against foreign coated carbon steel producers were upheld. This ruling was generally unfavorable for the domestic carbon steel industry, since it partially reversed previously assessed duties on foreign producers. It is too early to assess the effect, if any, that the rulings will have upon future pricing and demand for domestically produced products.

        The automotive industry, directly or indirectly, comprises the most substantial portion of the total sales of ASC. Significant downturns in the domestic automotive industry have had and likely would have a material adverse effect on ASC's profitability.

        At December 31, 1993, ASC had approximately 6,400 active employees. Most of the production and maintenance employees are represented by national or independent local unions. ASC steelmaking employees at its Ashland, Kentucky, facility are covered under an agreement with the USWA. The contract, which was originally scheduled to expire on July 31, 1993, has been extended to June 1, 1994. ASC coke-making employees at the Ashland facility are covered under an agreement with the Oil, Chemical & Atomic Workers union, which was scheduled to expire on October 1, 1993, but has been extended to May 1, 1994. No predictions can be made as to the results of the renegotiations of these agreements or the possible effects of the renegotiations upon ASC, although the agreement with the USWA covering hourly employees at the Ashland facility establishes procedures for revising its economic terms upon their expiration and contains no-strike clauses that are effective during the negotiation period.

        The terms of the agreement with the Armco Employees Independent Federation ("AEIF") covering ASC's hourly employees at its Middletown, Ohio facility have been settled though March 1, 1997 pursuant to an arbitrator's decision. On February 15, 1994, the USWA filed a petition with the National Labor Relations Board seeking to represent the hourly employees at the Middletown facility currently represented by the AEIF. If the USWA is elected as the bargaining representative for those employees, it may seek to renegotiate the terms of the existing AEIF agreement covering those employees prior to March 1, 1997.


Armco Financial Services Group

        AFSG currently consists primarily of insurance companies that Armco intends to sell (the "AFSG companies to be sold") and companies that have ceased writing new business and are being liquidated (the "runoff companies").

        The AFSG companies to be sold provide multiple-line casualty insurance, including personal and commercial automobile, workers' compensation, homeowners, multiperil, personal and commercial property and general liability insurance and consist primarily of Northwestern National Casualty Company ("NNCC"), Pacific National Insurance Company ("PNIC") and Statesman Insurance Company ("Statesman"). Armco wrote off, in the fourth quarter of 1991, its advances to the AFSG companies to be sold of $170.3 million.

        Armco estimates that 61% of future claims against the runoff companies will be paid during the period 1993-1997 and that substantially all remaining claims will be paid by the year 2017. While there have been no charges recorded with respect to the runoff companies since 1990, in the future there may be further adverse developments with respect to the runoff companies, which, if not otherwise offset through favorable commutations or other actions, will require additional charges to income.

        On January 28, 1994, Armco signed a letter of intent to sell its ongoing insurance operations to Vik Brothers Insurance, Inc., a privately
owned property and casualty insurance holding company.   Under the terms of the
letter of intent, approximately $70 million would be received at closing and approximately $15 million would be received in three years, the latter payment being subject to a reserve analysis and potential adjustment at that time. As a result of restructuring certain obligations arising from the 1992 merger plan for the runoff companies, the proceeds from the sale have been pledged as security for certain note obligations due to the runoff insurance companies and will be retained in the investment portfolio of the Armco Financial Services Group runoff companies. The transaction is subject to a number of conditions, including a definitive purchase agreement, approval by regulatory authorities and approval of the boards of directors of Armco and the purchaser.

        The insurance business is highly competitive. Many of the competitors of the AFSG companies to be sold offer more diversified lines of insurance and have substantially greater financial resources. In addition, the insurance regulators having supervisory authority over Armco's insurance operations retain substantial control over certain corporate transactions, including the sale of the AFSG companies to be sold and the liquidation of the runoff companies. They also have broad powers to interpret statutory accounting requirements and to initiate rehabilitation and liquidation proceedings.

        The liability for unpaid losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liability is necessarily based on estimates and, while management believes that the amount is fairly stated, the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed and any adjustments resulting therefrom are reflected in earnings currently. The Company does not discount the liability for unpaid losses and loss adjustment expenses.

        The AFSG companies to be sold estimate losses for reported claims on an
individual case basis.   Case reserves are based on experience with a
particular type of risk and the available information surrounding each individual claim. Case reserves are reviewed on a regular basis. As additional facts become available, the case reserves are adjusted as necessary. The stability of the case reserving process is monitored through comparison with ultimate settlement.

        The estimates of losses for incurred but not reported claims (IBNR), as well as additive reserves for reported claims, are developed primarily from an analysis of historical patterns of the development of paid and incurred losses (dollars and claim counts) by accident year for each line of business. Salvage and subrogation estimates are developed from patterns of actual recoveries.

        Allocated loss adjustment expense reserves are developed from an analysis of historical patterns of the development of paid allocated loss adjustment expenses to incurred losses, by accident year, by line of business. These historical patterns are then applied to projected ultimate losses for each line of business.

        Unallocated loss adjustment expense reserves are developed utilizing a
cost accounting system.   The cost accounting system is based on historical
costs modified for anticipated changes in operations and selections of alternative costs.

        Loss and loss adjustment expense reserves are stated at management's estimate of the ultimate cost of settling all incurred but unpaid claims. Loss and loss adjustment expense reserves are not discounted.

        On October 25, 1990, Northwestern National Holding Company ("NNHC")
purchased Statesman.   NNHC has accounted for the Statesman acquisition as a
purchase and accordingly, the original purchase price was allocated to assets and liabilities based upon their fair value at the date of acquisition.

        During 1986, Northwestern National Insurance Company was restructured and its principal book of business was transferred to NNCC. As provided by the agreement, NNCC assumed certain liabilities in connection with this book of business. Additionally, NNCC received securities and cash in connection with the transfer.

        Activity with respect to loss and loss adjustment expense reserves for the last three years is as follows:

     RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(Dollars in Thousands)                                                1993           1992           1991
                                                                    --------        --------      ---------
Liability for losses and LAE at beginning of year                   $284,309        $276,251       $250,249
                                                                    --------        --------       --------
Provision for losses and LAE for claims occurring in the
   current year                                                      179,183         192,428        206,535
Increase (decrease) in estimated losses and LAE for claims
   occurring in prior years                                           11,632          15,373         14,899
                                                                    --------        --------       --------
      Total                                                          190,815         207,801        221,434
                                                                    --------        --------       --------
Losses and LAE payments for claims occurring during:
  Current year                                                        75,189          85,384         86,873
  Prior years                                                        102,382         114,359        108,559
                                                                    --------        --------       --------
      Total                                                          177,571         199,743        195,432
                                                                    --------        --------       --------
Liability for losses and LAE at end of year
                                                                    $297,553        $284,309       $276,251
                                                                    ========        ========       ========

        A reconciliation of the liability for losses and loss adjustment expenses as reported to net of ceded reinsurance follows:

(Dollars in Thousands)                                                1993           1992           1991
                                                                    --------        --------      ---------
Liability for losses and LAE at end of year - as reported           $297,553        $284,309       $276,251

Reinsurance receivables on ceded unpaid losses and LAE                26,643          18,352         16,975
                                                                    --------        --------       --------
Liability for losses and LAE at end of year - net of ceded
    reinsurance                                                     $270,910        $265,957       $259,276
                                                                    ========        ========       ========

        The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities (Statutory reserve) to reserves determined in accordance with generally accepted accounting principles (GAAP reserve) at December 31, as follows:


(Dollars in Thousands)                                                1993           1992           1991
                                                                    --------        --------      ---------
Statutory reserve for losses and loss expenses                      $297,930        $291,832      $283,750

Salvage and subrogation                                                 -             (7,523)       (7,499)

Postretirement and postemployment benefits                              (377)            -             -
                                                                    --------        --------      --------

GAAP reserve for losses and loss expenses                           $297,553        $284,309      $276,251
                                                                    ========        ========      ========

        Effective on January 1, 1993 the AFSG companies to be sold adopted a new statutory accounting principle allowing the recognition of salvage and subrogation recoverable in the determination of the statutory reserve for losses and loss expenses. Prior year financial statements have not been restated for the change in accounting principle.


        Effective on January 1, 1993 the AFSG companies to be sold adopted Statement of Financial Accounting Standards ("SFAS"), SFAS No. 106 and SFAS No. 112 pertaining to postretirement and postemployment benefits. The new accounting principles were adopted for both statutory and GAAP reporting purposes. However, certain differences exist between statutory and GAAP accounting principles that resulted in larger unallocated loss adjustment expense reserves for statutory reporting.

        The following table presents a calendar year runoff of the reserve for losses and loss adjustment expenses for the years 1984 through 1993. The top line of the table shows the reserve for losses and loss adjustment expenses recorded as of December 31 for each of the indicated years. This reserve represents the estimated amount of losses and loss expenses for claims arising in all years that are unpaid at the balance sheet date, including losses and loss adjustment expenses that had been incurred but not yet reported. Each column shows the reserve amount at the indicated calendar year end and cumulative data on payments and the re-estimated reserves for all accident years making up that calendar year end reserve. The last entry for each calendar year in the lower section of the table represents the incurred loss and loss expense developed, subsequent to the balance sheet date, through 1993. The estimates are increased or decreased as more information concerning the frequency and severity of claims becomes available. The deficiency depicted for a given year is cumulative for that year and all prior years.

        The following table shows a $40 million deficiency in 1990 and a $29
million deficiency in 1991.   The AFSG companies to be sold experienced a
significant number of large losses in 1991 and 1990, predominantly in multi-peril and commercial auto. The deficiencies that occurred in 1991 and 1990 are a result of additional unprecedented developments on these large losses. In addition, approximately $17 million of the deficiency for 1990 pertains to additional development and reserve strengthening that occurred on the 1990 and prior accident year loss and loss expense reserves of Statesman Insurance Company, a company acquired in October 1990. The AFSG companies to be sold implemented new reserving procedures to improve the future adequacy of reserve levels. The table reflects the (deficiency) redundancy on loss and loss expense reserves before the impact of the (deficiency) redundancy on loss and loss expense reserves ceded to unaffiliated insurers.

(Dollars in  Millions)
        Year Ended                             1984    1985     1986    1987    1988    1989    1990    1991    1992    1993
        ----------                             ----    ----     ----    ----    ----    ----    ----    ----    ----    ----
Reserve for losses
and loss expenses                               $36     $37     $172    $179    $198    $215    $250    $276    $284    $298
Cumulative amount paid
as of:

One year later                                   17      19       63      61      60      79     109     114     102
Two years later                                  30      30      100      91      98     127     169     176
Three years later                                38      37      119     114     124     157     209
Four years later                                 42      38      132     129     139     178
Five years later                                 42      40      142     138     153
Six years later                                  43      41      149     148
Seven years later                                44      42      154
Eight years later                                45      43
Nine years later                                 46
Ten years later

Reserve re-estimated as
of:

End of Year                                      36      37      172     179     198     215     250     276     284     298
One year later                                   40      45      176     179     176     209     265     292     296
Two years later                                  49      47      181     160     175     215     278     305
Three years later                                50      50      164     163     177     219     290
Four years later                                 50      45      168     165     180     226
Five years later                                 46      46      169     168     187
Six years later                                  48      45      170     173
Seven years later                                48      45      175
Eight years later                                48      48
Nine years later                                 51
Ten years later

Cumulative Redundancy
   (Deficiency)                                ($15)   ($11)     ($3)     $6     $11    ($11)   ($40)   ($29)   ($12)
                                                ---     ---       --      --     ---     ---     ---     ---     ---


        The AFSG companies to be sold limits the maximum net loss which can arise from large risks by reinsuring (ceding) certain levels of risks with other reinsurers. The following table shows the deficiency on net loss and loss expense reserves, which is significantly lower than the deficiency in the table above. Significant development on large losses exceeding the AFSG companies to be sold net retention during 1990 and 1991 resulted in a smaller impact on reserve adequacy on a net of reinsurance basis

        The (deficiency) redundancy computed net of ceded reinsurance is as follows:

                                               1984    1985     1986   1987     1988    1989    1990    1991    1992    1993
                                               ----    ----     ----   ----     ----    ----    ----    ----    ----    ----
(Deficiency) redundancy
on reserve for losses and
loss expenses                                  ($15)   ($11)    ($3)   $ 6      $11     ($11)   ($40)   ($29)    ($12)    -

(Deficiency) redundancy
on ceded unpaid losses
and loss expenses                                (4)     (4)     (8)    (4)      (4)      (5)    (13)    (11)      (7)    -
                                               -----   -----    ----   ----     ---     -----   -----   -----    ----

(Deficiency) redundancy
net of ceded reinsurance                       ($11)    ($7)    $ 5    $10      $15     ($ 6)   ($27)   ($18)    ($ 5)    -
                                               =====   =====    ====   ====     ===     =====   =====   =====    =====  =====

        The tables do not present accident or policy year development data which readers may be more accustomed to analyzing; therefore, analysis of the effect of loss and loss expense reserving on any particular accident year cannot be discerned. The table reflects adjustments to income in each year for all prior years. Conditions and trends that have affected development of the reserve in the past may not occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.


National-Oilwell

        Armco, through a wholly owned subsidiary, has a 50% partnership interest in National-Oilwell, which was formed in 1987 when Armco and USX Corporation each contributed their oilfield equipment operations to National-Oilwell in exchange for equal interests in the new partnership. National-Oilwell is a distributor of oil country tubular goods and a manufacturer of drilling, production and other oil and gas equipment, and operates a network of oil field supply stores throughout North America through which it distributes products to the oil and gas industries worldwide. National-Oilwell operates in a highly competitive environment.


ITEM 2. PROPERTIES

        Armco owns and leases property around the world. This property includes manufacturing facilities, offices and undeveloped property. The locations of Armco's principal plants and materially important physical properties are described in ITEM 1. "BUSINESS" and are used by the Specialty Flat-Rolled Steel and Other Steel and Fabricated Products businesses. Armco believes that all its operating facilities are being adequately maintained and are in good operating condition.

        All of Armco's principal plants and properties are held in fee. Portions of the Houston plant, shut down in 1983, are leased from the Gulf Coast Waste Disposal Authority (Texas). In most instances, Armco has an option to purchase the leased facilities at the end of the lease period.


ITEM 3. LEGAL PROCEEDINGS

        There are various claims pending against Armco and its subsidiaries involving product liability, patent, insurance arrangements, environmental, antitrust, hazardous waste, employee benefits and other matters arising out of the conduct of the business of Armco.

        Reserve Mining Litigation.  On July 17, 1992, Armco was sued in the
        --------------------------
United States District Court, District of Minnesota, Fifth Division, by a group of former salaried employees of Reserve Mining Company ("Reserve"), a joint venture between a subsidiary of Armco and LTV Corporation that produced iron ore pellets. The complaint alleges that Armco is liable for certain unpaid welfare benefits, including vacation, severance, supplemental layoff, life insurance and health insurance benefits. While Armco cannot determine the possible exposure, if any, from this lawsuit, plaintiffs preliminarily calculated the benefits at about $12 million. On February 17, 1993, the Court dismissed state law, ERISA and fiduciary claims with prejudice and plaintiffs' independent fiduciary claims without prejudice. Plaintiffs filed an amended complaint, in response to which Armco filed a motion to dismiss. On October 22, 1993, the Court granted Armco's motion to dismiss in its entirety. On November 22, 1993, plaintiffs filed a notice of appeal on the February 17 and October 22 decisions. The appeal is currently pending.

        In August 1992, Armco was sued in the U.S. District Court, District of Minnesota by members of the USWA who declined to participate in the
USWA v. Armco settlement.  The complaint alleges breaches of the Basic Labor
- --------------
Agreement, Supplemental Unemployment Benefit Plan, Insurance Agreement, Pension Agreement and Program of Hospital-Medical Benefits for Pensioners and Surviving Spouses and seeks an unspecified amount of damages. On February 17, 1993, the Court granted Armco's motion to dismiss plaintiffs' state law claims. Plaintiffs' claims based on the labor agreements remain pending. Plaintiffs filed an amended complaint, in response to which Armco filed a motion to dismiss certain claims therein. On October 22, 1993, the Court granted Armco's motion. On November 8, 1993, Armco filed an answer to the allegations in the amended complaint not subject to the motion to dismiss.

        On May 14, 1993, Armco received a letter from the Pension Benefit Guaranty Corporation ("PBGC") asserting that Armco is liable for certain pension plan obligations of Reserve, a Minnesota general partnership between a subsidiary of Armco and a subsidiary of LTV Corporation. Reserve filed for reorganization under the U.S. Bankruptcy Code on July 16, 1986. In the letter, the PBGC demands payment by Armco of $42.8 million. On May 23, 1993, Armco and the PBGC entered into an agreement, tolling until December 31, 1993 the running of the statute of limitations with respect to the PBGC's claim against Armco and also with respect to any claims Armco may have against the PBGC. The original tolling agreement has been extended to April 29, 1994.

        While Armco's management believes that it has substantial defenses against these Reserve-related claims, if these creditors and other Reserve creditors are successful in such claims, Armco could become liable for these and other Reserve nondebt obligations in an amount which could be substantial.

        CRS Litigation.  On October 31, 1990, a third-party complaint was served
        ---------------
on Armco in the Circuit Court of Montgomery County, Maryland by the owner of a
6.3 mile potable water tunnel designed by defendant, CRS Sirrine ("CRS") and its predecessor companies, and constructed by Armco and Clevecon Inc. Armco built 3.4 miles of the tunnel; Clevecon built the remaining 2.9 miles. No portion of the tunnel, which was completed in early 1984, has ever been functional. Washington Suburban Sanitary Commission filed suit against CRS seeking damages in the amount of $200 million. CRS filed third-party complaints against Armco and Clevecon seeking damages to the extent of any liability of CRS attributable to Armco's or Clevecon's negligence or negligent misrepresentation in connection with the installation of the potable water tunnel and the third party defendants' alleged defective workmanship in connection with the same. Armco's motion to dismiss or, in the alternative, for summary judgment was denied by the Court. CRS subsequently settled the claims against it by Washington Suburban Sanitary Commission and continued to prosecute its third-party claims against Armco and Clevecon. Oral argument on Armco's re-filed summary judgment motion was held on January 3, 1994. The circuit court denied Armco's summary judgment motion and the case proceeded to trial. On January 28, 1994, a directed verdict was entered by the court in favor of Armco. CRS has filed a notice of appeal of the judgment entered in favor of Armco.

        Cornerstones Litigation.  An action was filed by Cornerstones Municipal
        ------------------------
Utility District ("Cornerstones") and William St. John, as representative of a class of owners of real property situated within Cornerstones, in the District Court of Harris County, Texas, in July 1989, alleging that Armco Construction Products supplied defective pipe for a sanitary sewer system in three residential subdivisions. The petition sought in excess of $40 million in damages. On May 29, 1991, plaintiffs filed a Third Amended Petition adding Kingsbridge Municipal Utility District ("Kingsbridge") and John Keplinger, as representative of a class of owners of real property situated within Kingsbridge, as additional plaintiffs. The residents of Kingsbridge made similar allegations, sought certification of the class of Kingsbridge homeowners and seek to recover damages for an allegedly faulty sanitary sewer system in four residential subdivisions. The amended petition seeks in excess of $40 million in damages, on behalf of the Kingsbridge and the Cornerstones plaintiffs, which is in excess of the court's jurisdictional limits. On January 13, 1992, the Court granted Armco's Motion for Summary Judgment and dismissed all of the Cornerstones plaintiffs' claims against the defendants on the basis of the statute of limitations. The Cornerstones plaintiffs appealed the decision and, in January 1993, the Appellate Court reversed the dismissal of the Cornerstones action and remanded it to the trial court. In May 1993, the Texas Supreme Court granted Armco's application for leave to appeal the appellate court's decision and heard argument on the matter on September 14, 1993. On November 24, 1993, the Texas Supreme Court reversed the appellate court in favor of Armco, awarding Armco its costs and remanding the case to the appellate court for disposition of unaddressed issues. The Kingsbridge action remains pending and is in discovery.

        On or about April 3, 1992, Vincent and Linda Adduci and 71 other plaintiffs, owners of real property situated within Cornerstones, filed suit in the District Court of Harris County, Texas, against multiple defendants, including Armco. The suit, similar to the action filed by Cornerstones and William St. John discussed above, alleges damages were sustained as a result of improper design and installation of the sanitary sewer system servicing the subdivision, as well as certain manufacturing and/or design defects of the pipe utilized to construct the sanitary system. The complaint seeks an unspecified amount of damages.

        On or about September 11, 1992, Harris W. Arthur and other plaintiffs, owners of real property situated within Cornerstones, filed suit in the District Court of Harris County, Texas, against multiple defendants, including Armco. The suit, similar to the action filed by Cornerstones and William St. John and the action filed by Vincent and Linda Adduci and other plaintiffs, alleges damages were sustained as a result of improper design and installation of the sanitary sewer system servicing the subdivision, as well as certain manufacturing and/or design defects of the pipe utilized to construct the sanitary sewer system. The complaint also asserts legal malpractice theories against various counsel for the Municipal Utility District. The complaint seeks an unspecified amount of damages.

        On March 22, 1993, an action captioned William C. Irons, et al. v.
                                               ---------------------------
Turner, Collie & Braden, et al. was filed in the District Court of Harris
- -------------------------------
County, Texas. This action, which involves approximately 100 additional owners of real property situated within Cornerstones, names multiple defendants, including Armco, and alleges theories of damages similar to those in the
Arthur and Adduci matters.  The complaint seeks an unspecified amount of
- -------    ------
damages.

        Armco Chile Prodein, S.A. Litigation.  On or about November 15, 1991,
        -------------------------------------
Armco and Armco Chile Prodein, S.A. were sued for damages in the United States District Court for the Southern District of Alabama by a maritime cargo carrier. Plaintiff's claims are based upon allegations of fraud, negligent misrepresentation, negligent interference with contractual relations and wrongful arrest. Plaintiff's allegations arise out of a series of transactions in which it was engaged by Armco Chile Prodein to transport fiberglass reinforced pipe from Jacksonville, Florida to Talcahuano, Chile. Plaintiff made three such shipments of pipe. After discovering damage to the first and second shipments of pipe, which defendants contend was due to negligence by plaintiff, Armco Chile Prodein arrested, pursuant to Chilean law, the vessel which plaintiff utilized to carry the third shipment of pipe. Plaintiff alleges, among other things, that this arrest was wrongful and that the alleged wrongful arrest resulted in such severe damage to plaintiff's business interests and reputation that plaintiff went out of business. Plaintiff's experts claim that the damages suffered by plaintiff range from $38 million to $47 million. Both Armco and Armco Chile Prodein filed motions for summary judgment. On January 25, 1993, the court granted summary judgment discharging Armco and subsequently denied plaintiff's motions for reconsideration of the summary judgment granted to Armco. On April 30, 1993, a jury verdict on plaintiff's wrongful arrest and lost profits claims was rendered in favor of the plaintiff and against Armco Chile Prodein in the amount of $10,500,000. Judgment on the verdict was entered by the Court on May 7, 1993. Thereafter, Armco Chile Prodein filed a motion seeking judgment as a matter of law or, alternatively, for a new trial. On October 12, 1993, finding that the jury's verdict on liability and damages was against the weight of the evidence, the trial court granted the defendant's post-trial motion, entering judgment in favor of Armco Chile

Prodein against plaintiff. The court also granted Armco's motion for a conditional new trial in the event the judgment is overturned on appeal. The plaintiff has appealed this ruling to the Federal Circuit Court.

        Environmental Proceedings.  Armco's steelmaking operations have been
        --------------------------
involved in or subject to a number of consent orders or judgments under local, state or federal environmental laws and regulations which generally require Armco to comply with certain discharge standards and to add certain pollution abatement equipment. Armco continues to be subject to such orders or settlements to the extent that such standards have not been met or the equipment is not installed. In addition, Armco participates directly or indirectly in a number of proceedings challenging various regulations or procedures relating to environmental compliance. Armco becomes involved in such actions when it perceives that the ultimate application of such regulations or procedures could involve significant capital expenditures by Armco or subject Armco to penalties without obtaining a material environmental benefit.

        In addition, Armco has been named as a defendant in certain litigation wherein the state or federal government or other potentially responsible parties seek reimbursement for or to compel cleanup of hazardous waste sites. Armco has provided information on materials it has deposited at other hazardous waste sites and may be named as a defendant if litigation is commenced with respect to such sites. The federal government has asserted that joint and several liability applies in hazardous waste litigation and courts have held that, absent proof that damages are allocable or subject to allocation, joint and several liability will be applied.

        The following paragraphs provide information on certain suits and proceedings in which Armco is a participant.

        On July 31, 1989, the United States filed a civil action in the United States District Court for the Southern District of Texas, Houston Division, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for cost recovery and injunctive relief associated with the French Limited Superfund site (the "French Limited Site") near Crosby, Texas. Armco and 84 other defendants were named in the action. Concurrently, the United States government filed a Consent Decree requiring the defendants to reimburse the United States in the amount of $1.3 million, to pay certain future oversight costs and to undertake remedial action at the French Limited Site. The Decree was approved and entered by the court. The defendants estimated that the remedy outlined in the Decree would cost approximately $81 million over a five- to eight-year period. Armco's remaining share of costs, which is fully accrued, is approximately $1.6 million.

Armco has been one of four remaining defendants in three class actions filed in the 157th Judicial District, District Court of Harris County, Texas on behalf of about 750 residents near the French Limited Site. These cases were Avalos
                                                                      ------
v. Atlantic Richfield Company, ("ARCO") et al., Curette v. ARCO and Adolph
- ---------------------------------------------------------------     ------
v. ARCO.  In December 1992, the Avalos, Curette, and Adolph plaintiffs accepted
- --------
a $1.1 million settlement offer made by Armco and two other defendants, of which Armco's share was $549,270.56. The settlement funds were paid out in 1993 and the court dismissed the action with prejudice.

        As a condition to settlement, about 300 individuals who were not represented by counsel or who had only recently had counsel appear on their behalf and who did not wish to settle their claims were severed from the
Avalos action and transferred to a separate action styled Rosa Ann Barrett, et
- ------                                                    --------------------
al. v. ARCO, et al., in the United States District Court for the Southern
- ---------------------
District of Texas, Houston Division.   On December 13, 1993, Rhonda Sills, on
behalf of herself and two of her children, sued the same defendants as in the Avalos case. In February, a suit on behalf of Rod Luke Chambers and about 30
- ------
other plaintiffs was filed against the ARCO defendants. These suits are based on the same theories as those asserted in the Avalos case and seek an
                                              ------
unspecified amount of damages.  Armco believes the Barrett, Sills & Chambers
                                                   -------------------------
lawsuits are not well-founded and, accordingly, no liability has been recorded at this time.

        An action styled The United States of America, State of Maryland v.
                         --------------------------------------------------
Azrael, et al. v. Armco Steel Corporation, et al. was filed in the United
- -------------------------------------------------
States District Court for the District of Maryland pursuant to Section 107 of CERCLA to recover monies expended by the United States and the State of Maryland in response to a release and threatened release (federal allegation) and an imminent and substantial danger to the public health or welfare presented by the release or substantial threat of release (state allegation) of hazardous substances from a waste disposal site at the intersection of Kane and Lombard Streets in Baltimore, Maryland. Armco was served with a third-party complaint on April 19, 1991. The third-party complaint alleges that Armco arranged for the disposal and/or treatment or arranged with a transporter for transport for disposal or treatment of hazardous waste to the Kane and Lombard site. A determination has not been made as to how much waste, if any, Armco sent to the site. To date, settlement discussions with the third-party plaintiffs have been unsuccessful.

        On or about September 29, 1989, the United States filed a civil action in the United States District Court for the District of Minnesota under CERCLA for declaratory relief and cost recovery associated with the Arrowhead Refining Superfund site (the "Arrowhead Site") in Hermantown, Minnesota. Armco, Reserve and 13 other defendants are named in the action. The United States Environmental Protection Agency's ("USEPA") current estimated cost to clean up the Arrowhead Site is about $30 million. Armco has joined in the filing of a third-party complaint against approximately 300 third-party defendants. Discovery is in progress. During 1990, USEPA and the State of Minnesota issued several orders directing Armco and several other parties to undertake certain remedial actions or risk substantial penalties for not doing so. In early 1991, Armco joined the Minnesota Arrowhead Site Committee ("MASC"), a group of potentially responsible parties ("PRPs"), and has participated in MASC's implementation of the orders. In addition to its compliance activities, MASC also commissioned studies of alternative technologies to remedy sludge and soil contamination at the Arrowhead Site. USEPA is in the process of amending its Record of Decision to include a more cost effective remedy identified by these studies. Armco will be responsible for about 65% of the MASC groups cleanup costs at the site.

        On or about October 12, 1989, the United States filed a civil action in the United States District Court of Pennsylvania, Western District, against Armco and ten other defendants under CERCLA for cost recovery associated with the Malitovsky Drum Superfund site in Pittsburgh, Pennsylvania. Armco and the other defendants are alleged to have sent materials to the site. The complaint alleges that costs in excess of $1 million have been expended, and additional costs are being incurred through efforts of the United States to recover monies expended in connection with its response actions. Late in 1992, USEPA and the defendants reached an agreement in principle, under which Armco will pay $118,333.33. A definitive settlement agreement has been negotiated, pending final approval by USEPA.

        In December 1989, Traverse Bay Area Intermediate School District ("TBA") filed suit in the United States District Court for the Western District of Michigan alleging that Parsons Corporation, the predecessor in interest of Hitco, a former subsidiary of Armco, released hazardous substances which contaminated the plaintiff's property. Armco assumed the defense of Hitco pursuant to the terms of the sale of Hitco. The TBA litigation was dismissed with prejudice on January 4, 1993. Armco and TBA jointly performed a remedial investigation, focused feasibility study and risk assessment on TBA's property and submitted the reports to the Michigan Department of Natural Resources ("MDNR"). On March 24, 1993, MDNR sent Armco and TBA a "Notice of Demand for Payment and Response Action", claiming reimbursement of approximately $1.3 million in past costs plus statutory interest and demanding performance of additional investigation and response activities at the site which are estimated to cost about $600,000. Armco's costs are not expected to exceed $1.45 million in resolving Hitco's share of liability at the site. Armco and TBA are working cooperatively with MDNR to settle the matter.

        On or about June 29, 1992, Armco was served with a complaint, styled as a class action, filed in the Superior Court of California, County of Los Angeles, by Scott Liuzza and approximately 80 named plaintiffs against Armco and a number of other companies, relating to, among other things, a land reclamation site owned by Armco and recently closed under the supervision and with the approval of the appropriate environmental agencies. The plaintiffs are seeking a recovery in an unstated amount for alleged personal and property damages plus injunctive relief. The court sustained Armco's demurrer to the class action counts of the complaint and in March 1994 dismissed plaintiff's claims for the diminution of property values and personal injury. Discovery is in progress with a cutoff date of April 19, 1994.

        On July 19, 1993, Armco's subsidiary Flour City Architectural Metals, Inc. (formerly E.G. Smith Construction Products, Inc.) ("Flour City") received a request from USEPA under Section 3007 of the Resource Conservation and Recovery Act ("RCRA") for information as part of an ongoing investigation into Flour City's compliance with a Consent Agreement and Final Order dated October 27, 1988 (the "Consent Order") relating to two inactive waste surface impoundments located at the former E.G. Smith plant in Cambridge, Ohio. On February 11, 1993, Armco sold the Flour City Cambridge, Ohio plant, but retained title to 21.5 acres of the Cambridge facility, including the surface impoundments, and responsibility for compliance with the terms of the Consent Order. Armco has established reserves which it believes will be adequate to cover the required remediation. Armco believes that it is in compliance with the Consent Order. Armco submitted a revised closure plan for this site in September, 1993.

        On or about July 31, 1990, the State of Connecticut filed an action entitled Leslie Carothers, Commissioner of Environmental Protection v. Cyclops
         ----------------------------------------------------------------------
Corporation, Detroit Strip Division in the Connecticut State Superior Court,
- -----------------------------------
Judicial District of Hartford/New Britain at Hartford, seeking certain penalties and a permanent injunction against Cyclops Corporation to restrain it from discharging wastewater into the waters of the State of Connecticut without a permit. The claim involves a closed facility in Hamden, Connecticut. Although Armco, as successor to Cyclops Corporation, and the State of Connecticut have signed a Consent Order by which Armco agreed to perform certain remedial investigations and activities, the penalty claim in the litigation is still outstanding. Settlement discussions are expected to resolve this matter trial which is scheduled for April 16, 1994.

        An action styled Tammy Fisher Whalen v. AES, Inc., et al. was filed on
                         ----------------------------------------
March 17, 1993 in the 10th Judicial District, District Court of Galveston County, Texas by Tammy Fisher Whalen on behalf of herself and several other plaintiffs against AES, Inc. and approximately 40 other defendants, including Armco and a number of other major corporations, relating to the McGinnis Waste
Disposal Site.   Substantially identical actions entitled Elizabeth Ewell, et
                                                          -------------------
al v. AES, Inc., et al. and Bonnie R. Cannon, et al. v. AES, Inc., et al.
- -----------------------     ---------------------------------------------
were filed in the same court on May 4, 1993 and June 10, 1993, respectively. In each case, the plaintiffs sought $1 billion in alleged actual damages and
$4 billion in punitive damages. Based on Armco's demonstration that no Armco materials went to the McGinnis Site, plaintiffs have moved to dismiss these actions. Whalen and Ewell were dismissed on June 21 and June 25, 1993
          ------     -----
respectively.  The judge is expected to sign the Cannon dismissal shortly.
                                                 ------

        In September 1992, National Supply Company, Inc., a wholly owned subsidiary of Armco ("National Supply") and a 50% general partner in National-Oilwell, received a letter from USEPA, which asserted that National Supply and/or National-Oilwell is a PRP under CERCLA with respect to the
Odessa Drum Company, Inc. Superfund site (the "Odessa Site") located in Odessa,
Ector County, Texas.   Armco has joined a de minimis PRP group to negotiate a
settlement for its liability at this site. Armco believes that any response costs National Supply may bear in connection with the Odessa Site will not be material to Armco.

        In August 1992, Eastern received a letter from USEPA, which asserted that Eastern is a PRP under CERCLA with respect to the Moyer Landfill Superfund site (the "Moyer Landfill Site") in Collegeville, Pennsylvania. Eastern has responded that it did not send waste or other materials to the Moyer Landfill Site. Eastern understands that a cost recovery action has been instituted in the United States District Court, Eastern District of Pennsylvania, against a substantial number of parties, not including Eastern, which are asserted to have potential liability under CERCLA with respect to the Moyer Landfill Site. No claims against Armco are anticipated.

        E. G. Smith Construction Products, Inc. ("E. G. Smith"), a subsidiary of Armco, is one of four companies that have been identified by USEPA as PRPs at the Fultz Landfill Superfund site in Byesville, Ohio. USEPA's preliminary estimates for remediation cost is $22 million on a present value basis. The USEPA did not provide an estimate of the waste volume at the site alleged to be that of E. G. Smith. The operators of the landfill have stated that any of E.
G. Smith's industrial wastes that are of concern to USEPA were not deposited in the landfill but were transported to another site. USEPA is undertaking cleanup at the site, with the expectation that they can recover such costs from the PRP's.

        Cyclops received a notice from USEPA that it may be a PRP with respect to the anticipated remediation of contaminated soil on certain property in New Boston, Ohio sold by Cyclops to a third party several years ago. No amount was estimated by USEPA as to the cost of such remediation. Prior to such sale, the salvage contractor hired by the current owner (which was then occupying the property as a tenant of Cyclops) engaged in intentional conduct which directly resulted in contamination. As a part of the sentence imposed upon the contractor in response to his guilty plea to the resulting criminal charges, the contractor agreed to remediate the contaminated condition. Armco currently is reviewing its legal position as to the notice, including the defenses which it may have on the basis of the circumstances of the contamination. The current owner of the property and the contractor have also been notified by USEPA that they may be PRPs. Armco and the current owner have collected $825,000 on a $1 million performance bond which had been obtained to secure the contractor's performance. These funds are being used for remediation and oversight of the clean-up.

        In July of 1990, Eastern entered into a Consent Order with the Maryland Department of Environment to resolve a complaint alleging various violations of environmental requirements. This Order was followed by a voluntary Consent Judgment on April 17, 1992 and an amendment of the Consent Judgment in August of 1993. Pursuant to the Order and Judgment, Eastern spent a total of $4.5 million in 1991, 1992 and 1993 on various pollution prevention projects. In addition, Eastern paid a $0.3 million penalty and agreed to expend an additional $0.9 million on projects in 1994. Additional expenditures of about $1 million will be necessary if Eastern restarts its melting, grinding and coil processing operations.

        On July 22, 1993, Armco received a request from the Kansas Department of Health and Environment ("KDHE") for information regarding a former Armco Construction Products Division plant located in Topeka, Kansas and now owned
by Contech Construction Products, Inc. ("Contech").   Contech and Armco had
previously tried to resolve a claim by Contech concerning all environmental contamination at the Topeka plant. The claim arises under indemnity provisions contained in an agreement dated June 30, 1986 between Armco and Contech, formerly a subsidiary of Armco, under which Armco conveyed the property and other assets to Contech pursuant to a management buyout of Contech. The request was issued pursuant to a Kansas law that has liability provisions similar to CERCLA. Despite several meetings among Armco, Contech and other former owners of allegedly contaminated portions of the plant, the parties have been unable to resolve the dispute. Armco answered KDHE's information request in August 1993. The amount, if any, of potential liability cannot be reasonably estimated.

        In December 1993, Armco and one other company received a notice of nonbinding preliminary allocation of proportionate responsibility from the Pennsylvania Department of Environmental Resources ("PADER") for the William Taylor Estate site. PADER is seeking a voluntary settlement for the recovery of past and future response costs at the site. The notice alleges disposal of material from three facilities operated by the Sawhill Tubular Division.
While cleanup costs cannot be estimated, Armco believes, based on information to date, that the response costs will not be material.

        On February 2, 1994, the Missouri Department of Natural Resources, ("Missouri DNR") issued a Notice of Violation to GS Technologies, Inc. ("GS Technologies") for failure to obtain permits prior to the construction/modification of ten processes or pieces of equipment. These changes were made before the Kansas City facility was sold to GS Technologies as part of its sale of its Worldwide Grinding Systems in late 1993. Armco is taking the lead in working with Missouri DNR to resolve this issue. It is not expected that any penalties will be material.

        On February 16, 1994, Missouri DNR and the USEPA jointly issued a Part B permit to the Kansas City facility under RCRA. This permit seeks to require "interim measures" including investigation and potentially, remediation at several areas of the facility. Armco has petitioned for review of most of such permit provisions to the Environmental Appeals Board. These provisions are stayed during pendancy of the appeal. It is expected that preliminary investigation costs may reach $1 million; however, other costs cannot be determined until there is more certainty as to the extent of actual permit requirements.

        On January 18, 1994, Armco received a 104(e) request for information under CERCLA from USEPA regarding shipments from the former E. G. Smith Division of Cyclops to the Granville

Solvents site in Ohio. Armco has responded to the request. Cleanup costs and any Armco liability therefor cannot be determined based on available information.

        In the opinion of management, the ultimate liability resulting from the claims described in the preceding paragraphs in the "Legal Proceedings" section will not materially affect the consolidated financial position or liquidity of Armco and its subsidiaries; however, it is possible that due to fluctuations in Armco's operating results, future developments with respect to such matters could have a material effect on its financial condition, liquidity and results of operations in future interim or annual periods.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders of Armco during the fourth quarter of the year ended December 31, 1993.

Executive Officers of Armco

        The executive officers of Armco as of March 1, 1994, were as follows:

                                                                                                  Years
                   Age as of                                            Tenure in               of Service
Name             March 1, 1994          Office                          Office (8)              with Armco
- ----             -------------         --------                         ----------              -----------
James F. Will           55      President and                              1994                      2
                                Chief Executive Officer (1)

James L. Bertsch        50      Vice President and Treasurer               1989                     28

John B. Corey           50      Vice President,                            1994                     15
                                Asset Management and
                                Business Development (2)

David G. Harmer         50      Vice President and                         1993                     11 months
                                Chief Financial Officer (3)

David A. Higbee         51      Vice President, Diversified                1994                     28
                                Businesses (4)

Gary R. Hildreth        55      Vice President, General Counsel            1993                     23
                                and Secretary (5)

Peter G. Leemputte      36      Controller (6)                             1993                      7 months

Robert M. Visokey       51      Executive Vice President-                  1994                      1
                                Steel Operations (7)

________________________

(1) Effective January 1, 1994, Mr. Will was elected Chief Executive Officer. He had previously been President and Chief Operating Officer.

(2)     Effective March 1, 1994.

(3)     Effective April 1, 1993.

(4)     Effective as of March 1, 1994.

(5) Effective September 1, 1993, Mr. Hildreth was elected Vice President and Secretary. He had previously been General Counsel since February 1, 1993.

(6)     Effective September 1, 1993.

(7)     Effective March 1, 1994.

(8) All officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified. Each of the officers named above has held responsible positions with Armco or its subsidiaries during the past five years, with the exceptions of Messrs. Will, Harmer, Leemputte, Visokey and Higbee. Immediately prior to joining Armco, Mr. Will was President and Chief Executive Officer of Cyclops Industries, Inc. (a manufacturer of flat-rolled carbon and stainless steel products). Mr. Harmer was Vice President and Controller of FMC Corporation (a broad-based chemicals and manufacturing company). Mr. Leemputte was project manager for Gemini Consulting (specializing in the development and application of leading edge business concepts and practices). Prior to that, Mr. Leemputte held various accounting positions at FMC Corporation. Mr. Visokey was
        Vice President, Purchasing and Traffic for LTV Steel Company.   Mr.
        Higbee was President of National-Oilwell.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS


        The information required by this item is incorporated herein by reference from page 57 of the Annual Report to Shareholders for the year ended December 31, 1993.


ITEM 6. SELECTED FINANCIAL DATA

                                                1993            1992            1991           1990            1989
                                                ----            ----            ----           ----            ----
Net sales                                     $1,664.0        $1,673.2        $1,204.0       $1,342.3        $2,044.1
Special credits (charges)                       (165.5)         (185.1)          (48.7)           --             84.0
Income (loss) from continuing operations        (256.2)         (419.3)         (160.6)         (75.8)          188.5
Income (loss) from continuing operations
    per common share                             (2.64)          (4.35)          (1.91)         (0.95)           2.04
Total assets                                   1,904.7         1,869.9         1,765.0        2,182.6         2,413.1
Long-term debt and lease obligations             379.7           401.0           350.7          354.2           416.4
Long-term employee benefit obligations         1,270.9           541.6           362.3          352.3           376.1
Class B common stock of subsidiary                 9.7             9.3             --             --              --

_______________________________


(1) The information in this Item should be read in conjunction with Armco's financial statements and the Notes thereto, which are incorporated by reference in Item 8.

(2) In 1993, Armco adopted SFAS 106 and 109 which increased long-term employee benefits and total assets.

(3)     In April 1992, Armco acquired Cyclops Industries, Inc.

(4) Special credits (charges) for the years 1991 through 1993 primarily relate to the shutdown and rationalization of operating facilities. The credit in 1989 is primarily a result of a $109.4 gain on the formation of Armco Steel Company, L.P. from the assets, liabilities and business of the Eastern Steel Division, and a credit for a favorable ruling on certain export commitments, partially offset by corporate restructuring charges.

(5) The Class B common stock was issued by Eastern Stainless Corporation prior to Armco's acquisition of this 84%-owned former subsidiary of Cyclops Industries, Inc.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated herein by reference from pages 19-31 following the caption "Management's Discussion and Analysis" of the Consolidated Financial Statements in the Annual Report to Shareholders for the year ended December 31, 1993.

        Subsequent Developments

        On March 28, 1994, Armco announced its intention to idle the production facilities at its Empire-Detroit carbon steel plant in Mansfield, Ohio and the Dover, Ohio galvanizing plant. The plants are expected to remain idle until the previously announced construction of a $100 million thin-slab caster is completed, which is scheduled for mid-1995. Armco expects to recognize a special charge of up to $20 million in the first quarter of 1994 for the cost of benefits to employees on layoff and other costs of idling the facilities, as well as costs associated with planned permanent work force reductions.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


        The information required by this item is incorporated herein by reference from pages 32-56 of the Annual Report to Shareholders for the year ended December 31, 1993.

        (Unaudited)

        Subsequent Developments

        On March 28, 1994, Armco announced its intention to idle the production facilities at its Empire-Detroit carbon steel plant in Mansfield, Ohio and the Dover, Ohio galvanizing plant. The plants are expected to remain idle until the previously announced construction of a $100 million thin-slab caster is completed, which is scheduled for mid-1995. Armco expects to recognize a special charge of up to $20 million in the first quarter of 1994 for the cost of benefits to employees on layoff and other costs of idling the facilities, as well as costs associated with planned permanent work force reductions.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item as to executive officers of Armco is contained in Part I of this report under "Executive Officers of Armco" and is incorporated herein by reference. The information required as to directors is incorporated herein by reference from the information set forth under the caption "ELECTION OF DIRECTORS" in the registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").


ITEM 11.        EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference from the information set forth in the Proxy Statement under the caption "EXECUTIVE COMPENSATION".

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The security ownership in Armco stock of directors, certain executive officers and directors and executive officers as a group and of persons known by Armco to be the beneficial owners of more than five percent of any class of Armco's voting securities is incorporated herein by reference from the information set forth in the Proxy Statement under the caption "MISCELLANEOUS -- Stock Ownership".


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.


                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

I.      Documents Filed as a Part of this Report

A.      Financial Statements                                           Page
                                                                       ----
1.      Statement of Consolidated Operations for the Years Ended
        December 31, 1993, 1992 and 1991                                *

2.      Statement of Consolidated Financial Position as of
        December 31, 1993 and 1992                                      *

3.      Statement of Consolidated Cash Flows for the Years ended
        December 31, 1993, 1992 and 1991                                *

4.      Statement of Consolidated Shareholders' Equity (Deficit) for
        the Years Ended December 31, 1991, 1992 and 1993                *

5.      Notes to Financial Statements                                   *

6.      Independent Auditors' Report                                    *

7.      Independent Auditors' Report                                    31

8.      Financial Statement Schedules for the Years Ended              32-35
        December 31, 1993, 1992 and 1991

          I --  Marketable Securities - Other Security Investments

          V -- Property, Plant and Equipment
         VI -- Accumulated Depreciation, Depletion and Amortization
               of Property, Plant and Equipment
       VIII -- Valuation and Qualifying Accounts and Reserves

 9.     Responsibility for Financial Reporting                          *

10.     Armco Steel Company, L. P. Consolidated Financial             36-59
        Statements and Financial Statement Schedules
        as of December 31, 1991, 1992 and 1993 and for the four
        years in the period ended December 31, 1993

11.     Armco Financial Services Group - companies to be sold         60-87
        Consolidated Financial Statements and Financial Statement
        Schedules as of December 31, 1993 and 1992 and for
        the years ended December 31, 1993, 1992 and 1991

________________

*Incorporated in this annual report on Form 10-K by reference to pages 32-56 of the Annual Report to Shareholders for the year ended December 31, 1993.


        Financial Statements and Financial Statement Schedules Omitted

        The financial statements and financial statement schedules for Armco Inc. and Consolidated Subsidiaries, and for Armco Financial Services Group and Armco Steel Company, L.P., other than those listed above, are omitted because of the absence of conditions under which they are required, or because the information is set forth in the notes to financial statements.

        B.      Exhibits

        The following is an index of the exhibits included in the Form 10-K Annual Report.

        3(a). Articles of Incorporation of Armco Inc., as amended as of May 12, 1993(1)

        3(b).   Regulations of Armco Inc. (2)

        4. Armco hereby agrees to furnish to the Securities and Exchange Commission, upon its request, a copy of each instrument defining the rights of holders of long-term debt of Armco and its subsidiaries omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.

        10(a).  Incentive Compensation Plan (3)*

        10(b).  Deferred Compensation Plan for Directors (4)*

        10(c).  1983 Stock Option Plan (5)*

        10(d).  Incentive Compensation Plan (6)*

        10(e).  1993 Long-Term Incentive Plan of Armco Inc.* (7)

        10(f).  Severance Agreements (8)*

        10(g).  1988 Stock Option Plan (9)*

        10(h).  1988 Restricted Stock Plan (9)*

        10(i).  Executive Supplemental Deferred Compensation Plan Trust (10)*

        10(j).  Executive Supplemental Deferred Compensation Plan (11)*

        10(k). Rights Agreement dated as of June 27, 1986 between Armco Inc. and Harris Trust and Savings Bank, as amended as of June 24, 1988 (13)

        10(l).  Joint Venture Formation Agreement dated March 24, 1989 (14)

        10(m).  Incentive Compensation Plan for Key Management (12)*

        10(n).  Pension Plan for Outside Directors (12)*

        10(o).  Key Management Severance Policy (15)*

        10(p). Armco Inc. 1991 Long-Term Incentive Plan (Armco Inc. Long-Term Incentive Plan Performance Share Plan) (16)*

        10(q).  Profit Sharing Plan for Armco Advanced Materials Company (17)*

        10(r).  Minimum Pension Plan (18)*

        10(s).  Stainless Steel Toll Rolling Services Agreement

        10(t). Armco Inc. Noncontributory Pension Plan As Amended and Restated (Effective As of January 1, 1989.)*

        10(u).  Armco Inc. Retirement and Savings Plan.*

        11.     Computation of Income (Loss) Per Share

        13. Annual Report to Shareholders for the year ended December 31, 1993. (Filed for information only, except for those portions that are specifically incorporated in this Form 10-K Annual Report for the year ended December 31, 1993.)

        21.     List of subsidiaries of Armco Inc.

        23.     Independent Auditors' Consent

        28.     Schedule P - Analysis of Losses and Loss Expenses

        99.     Description of Armco Capital Stock

        The annual reports (Form 11-K) for the year ended December 31, 1993 for the Armco Inc. Retirement and Savings Plan and the Armco Inc. Thrift Plan for Hourly Employees will be filed by amendment as exhibits hereto, as permitted under Rule 15d-21.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form 10-K pursuant to Item 14(c) of Form 10-K.

______________________


(1) Incorporated by reference from Exhibit 4.2 to Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(2) Incorporated by reference from Exhibit 3(b) to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

(3) Incorporated by reference from Exhibits 10(a) and 10(c) to Armco's Annual Report on Form 10-K for the year ended December 31, 1980.

(4) Incorporated by reference from Exhibit 10(f) to Armco's Annual Report on Form 10-K for the year ended December 31, 1981.

(5) Incorporated by reference from Exhibit 19 to Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1983.

(6) Incorporated by reference from Exhibit 10(g) to Armco's Annual Report on Form 10-K for the year ended December 31, 1983.

(7) Incorporated by reference from Exhibit 10 to Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(8) Incorporated by reference from Exhibit 10(a) to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988.

(9) Incorporated by reference from Exhibits 10(h) and 10(i) to Armco's Annual Report on Form 10-K for the year ended December 31, 1988.

(10) Incorporated by reference from Exhibit 10(b) to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988.

(11) Incorporated by reference from Exhibit 10(c) to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988.

(12) Incorporated by reference from Exhibit 10(l) to Armco's Annual Report on Form 10-K for the year ended December 31, 1989.

(13) Incorporated by reference from Exhibit 1 to Armco's Form 8-A dated July 7, 1986 and Exhibit 1.1 to Armco's Form 8 dated July 11, 1988.

(14) Incorporated by reference from Exhibit 10 to Armco's Form 8-K dated March 27, 1989.

(15) Incorporated by reference from Exhibit 10(p) to Armco's Annual Report on Form 10-K for the year ended December 31, 1990.

(16) Incorporated by reference from Exhibit 10(p) to Armco's Annual Report on Form 10-K for the year ended December 31, 1991.

(17) Incorporated by reference from Exhibit 10(q) to Armco's Annual Report on Form 10-K for the year ended December 31, 1991.

(18) Incorporated by reference from Exhibit 10(r) to Armco's Annual Report on Form 10-K for the year ended December 31, 1991.

______________________

II.     Reports on Form 8-K

        The following reports on Form 8-K were filed by Armco since the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 was filed:

        Report Date                              Description
        -----------                              ------------
        October 28, 1993        Reporting the sale of Miami Industries, a
                                producer of welded carbon steel tubing, to
                                Copperweld Corporation.

        November 12, 1993       Reporting the sale of Armco's Worldwide Grinding
                                Systems segment.

        January 26, 1994        Reporting the proposed recapitalization of ASC
                                and Armco's signing of a letter of intent to
                                sell its ongoing insurance operations to Vik
                                Brothers Insurance, Inc.

        March 10, 1994          Reporting that Armco would receive approximately
                                1 million shares, or an approximately 4.2%
                                interest in the proposed recapitalization of
                                ASC, if successfully implemented, rather than
                                the "less than 1%" to have been received by
                                Armco as originally proposed.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 1994.

                                                  ARMCO INC.


                                                      JAMES F. WILL
                                           By________________________________
                                                      James F. Will
                                                      President and
                                                 Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 1994.


        JAMES F. WILL                              OWEN B. BUTLER
By ___________________________________     By _______________________________
        James F. Will                              Owen B. Butler
         President,                                   Director
   Chief Executive Officer
        and Director

        ROBERT L. PURDUM                           DAVID A. DUKE
By ___________________________________     By _______________________________
        Robert L. Purdum                           David A. Duke
           Director                                  Director

        DAVID G. HARMER                            JOHN C. HALEY
By ___________________________________     By _______________________________
        David G. Harmer                            John C. Haley
       Vice President and                            Director
     Chief Financial Officer

        PETER G. LEEMPUTTE                         PAUL H. HENSON
By ___________________________________     By _______________________________
        Peter G. Leemputte                         Paul H. Henson
          Controller                                  Director

        WILLIAM B. BOYD                            JOHN H. LADISH
By ___________________________________     By _______________________________
        William B. Boyd                            John H. Ladish
          Director                                    Director



        JOHN J. BURNS, JR.                         BURNELL R. ROBERTS
By ___________________________________     By _______________________________
        John J. Burns, Jr.                         Burnell R. Roberts
        Director                                   Director

                         INDEPENDENT AUDITORS' REPORT

Armco Inc.:

We have audited the consolidated financial statements of Armco Inc. and consolidated subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 9, 1994, which report includes an explanatory paragraph for changes in Armco Inc.'s methods of accounting for postretirement benefits other than pensions, income taxes, certain investments in debt and equity securities, and postemployment benefits; such consolidated financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Armco Inc. and consolidated subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Pittsburgh, Pennsylvania
February 9, 1994

                                                                      SCHEDULE I
                    ARMCO INC. AND CONSOLIDATED SUBSIDIARIES

               MARKETABLE SECURITIES--OTHER SECURITY INVESTMENTS

                             (Dollars in Millions)

===================================================================================================================================
        Column A                              Column B           Column C        Column D                  Column E
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Amount at which each
                                                                                                      portfolio of equity
                                         Number of shares or                  Market value of       security issues and each
Name of issuer and                     units--principal amount    Cost of      each issue at      other security issue carried
title of each issue                      of bonds and notes      each issue  balance sheet date       in the balance sheet
- ------------------------------------------------------------------------------------------------------------------------------------

National-Oilwell                                 (1)                $ 83.9             (4)                  $ 83.9

North American
  Stainless                                      (1)                  43.8             (4)                    43.8

Armco Financial
  Services Group                                 (2)                  97.1             (4)                    97.1

Short-term Liquid
  Investments and
  Marketable Securities                          5.0                   5.0            5.3                      5.0

Other Equity Companies                           (3)                   2.7             (4)                     2.7

Other Cost Investments                            --                  36.6             (4)                    36.6
                                                                    ------             ---                  -------
            Total                                                   $269.1             N/A                  $269.1

(1) Joint venture partnerships. The investment represents 50% ownership in these businesses.
(2) Discontinued business, 100% owned by Armco.
(3) Companies accounted for by the equity method; presented at cost plus equity.
(4) Investments represent joint venture ownership and/or investments in restricted deposits, advances or assets held for sale, for which there are no quoted market prices.

                                                                      SCHEDULE V
                                   ARMCO INC.
                         PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in Millions)

============================================================================================================
        Column A                    Column B     Column C     Column D        Column E         Column F
- ------------------------------------------------------------------------------------------------------------
                                   Balance at
                                   Beginning     Additions                     Other           Balance at
     Classification                of Period     at Cost     Retirements      Changes         End of Period
- ------------------------------------------------------------------------------------------------------------
For the Year ended
December 31, 1991:
  Land, land improvements and
    leaseholds.................    $   17.2        $  0.1       $  --      $  (0.2) (A)       $   16.9
                                                                               1.3  (B)
                                                                              (1.5) (C)
  Buildings....................        84.9           2.2         0.9         (0.9) (A)           80.1
                                                                               4.3  (B)
                                                                              (9.5) (C)
  Machinery and equipment......       686.1          67.2         8.8         (1.6) (A)          721.1
                                                                               9.9  (B)
                                                                             (31.7) (C)
  Construction in progress.....        55.9         (40.6)         --         (1.7) (C)           13.6
                                   --------        ------       -----      -------            --------
            TOTAL                  $  844.1        $ 28.9       $ 9.7      $ (31.6)           $  831.7
                                   ========        ======       =====      =======            ========
- ------------------------------------------------------------------------------------------------------------
For the Year ended
December 31, 1992:
  Land, land improvements and
    leaseholds.................    $   16.9        $  0.8       $ 0.2      $  (0.4) (A)       $   28.3
                                                                              13.7  (B)
                                                                              (2.5) (C)
  Buildings....................        80.1           6.7         1.5         (2.7) (A)           96.7
                                                                              31.1  (B)
                                                                             (17.0) (C)
  Machinery and equipment......       721.1          40.5         4.1        (10.5) (A)          924.5
                                                                             266.9  (B)
                                                                             (89.4) (C)
  Construction in progress.....        13.6          12.0          --         (0.2) (A)           38.7
                                                                              15.7  (B)
                                                                              (2.4) (C)
                                   --------        ------       -----      -------            --------
            TOTAL                  $  831.7        $ 60.0       $ 5.8      $ 202.3            $1,088.2
                                   ========        ======       =====      =======            ========
- ------------------------------------------------------------------------------------------------------------
For the Year Ended
December 31, 1993:
  Land, land improvements and
    leaseholds.................    $   28.3        $  0.1       $ 0.5      $  (0.1) (A)       $   26.0
                                                                              (1.8) (C)
  Buildings....................        96.7           2.6         0.7          3.9  (A)           78.8
                                                                             (23.7) (C)
  Machinery and equipment......       924.5          49.9        35.9          5.7  (A)          843.1
                                                                            (101.1) (C)
  Construction in progress.....        38.7           1.3          --          0.8  (A)           35.1
                                                                              (5.7) (C)
                                   --------        ------       -----      -------            --------
            TOTAL                  $1,088.2        $ 53.9       $37.1      $(122.0)           $  983.0
                                   ========        ======       =====      =======            ========
- ------------------------------------------------------------------------------------------------------------

NOTES:
(A)  Represents foreign currency translation adjustment and reclassifications.
(B)  Fair market value of assets of purchased businesses.
(C)  Recorded value of assets of divested businesses.
(D) Prior period amounts above have been restated to reflect the assets and accounts of Armco's Worldwide Grinding Systems businesses as discontinued operations.

                                                                    SCHEDULE VI
                                   ARMCO INC.
            ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in Millions)

============================================================================================================
        Column A                    Column B     Column C     Column D        Column E         Column F
- ------------------------------------------------------------------------------------------------------------
                                                 Additions
                                   Balance at     Charged
                                   Beginning     to Costs &                     Other           Balance at
     Classification                of Period      Expenses    Retirements      Changes         End of Period
- ------------------------------------------------------------------------------------------------------------
For the Year ended
December 31, 1991:
  Land, land improvements and
    leaseholds.................    $  9.6           $ 0.4        $  --         $ (0.1) (A)         $  9.9
  Buildings....................      41.2             2.5          0.4           (0.2) (A)           39.1
                                                                                 (4.0) (B)
Machinery and equipment........     422.4            31.3          6.7           (0.7) (A)          426.2
                                                                                (20.1) (B)
                                   ------           -----        -----         ------              ------
                   TOTAL.......    $473.2           $34.2        $ 7.1         $(25.1)             $475.2
                                   ======           =====        =====         ======              ======
 ------------------------------------------------------------------------------------------------------------
For the Year ended
December 31, 1992:
  Land, land improvements and
    leaseholds.................    $  9.9           $ 0.4        $  --         $ (0.3)  (B)        $ 10.0
  Buildings....................      39.1             4.9          0.1           (0.3)  (A)          35.8
                                                                                 (7.8)  (B)
  Machinery and equipment......     426.2            41.8          3.4           (1.2)  (A)         419.3
                                                                                (44.1)  (B)
                                   ------           -----        -----         ------              ------

                   TOTAL.......    $475.2           $47.1        $ 3.5         $(53.7)             $465.1
                                   ======           =====        =====         ======              ======
 ------------------------------------------------------------------------------------------------------------
For the Year ended
December 31, 1993:
  Land, land improvements and
    leaseholds.................    $ 10.0           $ 0.5        $  --         $ (0.1)  (B)        $ 10.4
  Buildings....................      35.8             6.0          0.1            0.4   (A)          37.8
                                                                                 (4.3)  (B)
  Machinery and equipment......     419.3            46.7         11.0            0.4   (A)         407.0
                                                                                (48.4)  (B)
                                   ------           -----        -----         ------              ------
                   TOTAL.......    $465.1           $53.2        $11.1         $(52.0)             $455.2
                                   ======           =====        =====         ======              ======
 ------------------------------------------------------------------------------------------------------------

NOTES:
(A)  Represents foreign currency translation adjustment and reclassifications.
(B)  Recorded value of assets of divested businesses.
(C) The rates of depreciation are: land improvements 5%, buildings 2%--5%, and machinery and equipment 5%--33%.
(D) Prior period amounts above have been restated to reflect the assets and accounts of Armco's Worldwide Grinding Systems businesses as discontinued operations.

                                                                   SCHEDULE VIII
                    ARMCO INC. AND CONSOLIDATED SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (Dollars in Millions)

======================================================================================================
               Column A                   Column B    Column C     Column D                  Column E
- ------------------------------------------------------------------------------------------------------
                                                                  Deductions
                                                                 from Reserves
                                                     Additions   for Purposes
                                         Balance at  Charged to    for which
                                         Beginning   Costs and   Reserves were    Other     Balance at
       Description                        of Year     Expenses     Provided      Changes    End of Year
- ------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1991:

Allowance for doubtful accounts........       $14.2        $1.2          $ 2.4  $(0.9) (A)     $11.9
                                                                                 (0.2) (B)

Allowance for impairment of
  investments..........................        33.9         1.7            3.9          -       31.7

- ------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1992:

Allowance for doubtful accounts  ......       $11.9        $0.8          $10.6  $(0.1) (A)     $ 5.1
                                                                                  3.1  (B)

Allowance for impairment of
  investments..........................        31.7         0.6            5.0    1.0           28.3

- ------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1993:

Allowance for doubtful accounts  ......       $ 5.1        $0.3          $ 0.8  $(0.6) (B)     $ 4.0

Allowance for impairment of
  investments .........................        28.3          -             0.4   (7.9) (B)      20.0

- ------------------------------------------------------------------------------------------------------

NOTES:

(A)  Represents foreign currency translation adjustment and reclassifications.
(B)  Net balances of consolidated subsidiaries purchased (divested).

INDEPENDENT AUDITORS' REPORT

Armco Inc.:

     We have audited the accompanying consolidated balance sheets of Armco Steel Company, L.P. and Subsidiaries (an Investee of Armco Inc.) as of December 31, 1991, 1992 and 1993, and the related consolidated statements of operations and partners' capital (deficit) and cash flows for each of the four years in the period ended December 31, 1993. Our audits also included Financial Statement
Schedule V, Property, Plant and Equipment; Schedule VI, Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment;
Schedule VIII, Valuation and Qualifying Accounts and Reserves; Schedule IX, Short-term Borrowings; and Schedule X, Supplementary Income Statement Information, of Armco Steel Company, L.P. and subsidiaries (an Investee of Armco Inc.), all for each of the four years in the period ended December 31, 1993. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Armco Steel Company, L.P. and subsidiaries (an Investee of Armco Inc.) at December 31, 1991, 1992 and 1993, and the results of its operations and its cash flows for each of the four years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 5 to the consolidated financial statements, in 1993 the Company changed its method of accounting for retiree health care and life insurance benefits to conform with Statement of Financial Accounting Standards No. 106 and, retroactively, restated its 1990, 1991 and 1992 financial statements for the change.



/s/ Deloitte & Touche

Cincinnati, Ohio
January 26, 1994

                           ARMCO STEEL COMPANY, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      December 31, 1991, 1992 and 1993
                             (dollars in millions)

                                    ASSETS

                                                                        1991      1992      1993
                                                                        ----      ----      ----
Current Assets:
  Cash and cash equivalents (Note 1)...............................   $   13.8  $    1.2  $  144.2
  Accounts and notes receivable (Note 3):
    Trade (less allowance for doubtful accounts of $2.5,
      $2.7 and $4.5 for 1991, 1992 and 1993, respectively).........      101.1     125.4     137.3
    Other receivables..............................................       26.7      13.0      14.1
                                                                      --------  --------  --------
  Total accounts and notes receivable..............................      127.8     138.4     151.4
  Inventories (Notes 1 and 3)......................................      324.0     276.6     255.1
  Other current assets.............................................        2.1       1.2       3.3
                                                                      --------  --------  --------
Total Current Assets...............................................      467.7     417.4     554.0
                                                                      --------  --------  --------
Investments (Note 1):
  Investment in Eveleth (net of impairment of $46.6 for 1992 and
    1993--Notes 7 and 8)...........................................       49.2        --        --
  Investment in SOS (Notes 1 and 11)                                        --      20.1      22.7
  Other............................................................       10.5      36.2      22.1
                                                                      --------  --------  --------
Total investments..................................................       59.7      56.3      44.8
                                                                      --------  --------  --------
Property, plant and equipment (Notes 1 and 3):
  Land, land improvements and leaseholds...........................       45.4      42.0      40.4
  Buildings........................................................       92.6      80.6      80.1
  Machinery and equipment..........................................    1,039.6   1,033.1   1,059.5
  Construction in progress.........................................       82.1      25.7      37.1
                                                                      --------  --------  --------
Total..............................................................    1,259.7   1,181.4   1,217.1
Less accumulated depreciation......................................      199.8     272.6     344.9
                                                                      --------  --------  --------
Property, plant and equipment--Net.................................    1,059.9     908.8     872.2
Other (Note 5).....................................................       45.5      42.5      47.7
                                                                      --------  --------  --------
      TOTAL ASSETS.................................................   $1,632.8  $1,425.0  $1,518.7
                                                                      ========  ========  ========

                See notes to consolidated financial statements.

                           ARMCO STEEL COMPANY, L.P.

                          CONSOLIDATED BALANCE SHEETS
                       December 31, 1991, 1992 and 1993
                             (dollars in millions)

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                                                        1991      1992      1993
                                                                        ----      ----      ----
Current Liabilities:
  Notes payable (Note 3)...........................................   $   58.0        --        --
  Overdrafts payable...............................................        6.6  $   54.3  $   52.8
  Accounts payable:
    Trade..........................................................       90.8      82.8     101.8
    Other..........................................................       18.8      24.6      17.9
                                                                      --------  --------  --------
  Total accounts payable...........................................      109.6     107.4     119.7
  Accrued salaries, wages and commissions..........................       40.4      32.5      35.5
  Other accruals (Notes 2, 5, and 9)...............................      132.8     133.5     159.3
  Current portion of long-term debt (Note 3).......................       44.2     104.6     130.8
                                                                      --------  --------  --------
Total Current Liabilities..........................................      391.6     432.3     498.1
                                                                      --------  --------  --------
Long-term debt (Note 3)............................................      497.9     563.3     598.6
Deferred income taxes (Note 2).....................................       10.9       0.1       0.2
Other liabilities (Notes 5 and 9)..................................      659.1     879.0   1,008.0
Commitments and contingencies (Notes 3, 7 and 10)..................         --        --        --
                                                                      --------  --------  --------
Total Liabilities..................................................    1,559.5   1,874.7   2,104.9
Partners' Capital (Deficit) (less receivables from affiliates of
  $17.6, $16.5 and $16.5 for 1991, 1992 and 1993, respectively)
  (Notes 1, 5 and 6)...............................................       73.3    (449.7)   (586.2)
                                                                      --------  --------  --------
      TOTAL LIABILITIES AND PARTNERS'
        CAPITAL (DEFICIT)..........................................   $1,632.8  $1,425.0  $1,518.7
                                                                      ========  ========  ========

                See notes to consolidated financial statements.

                           ARMCO STEEL COMPANY, L.P.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL (DEFICIT)
          For the Years Ended December 31, 1990, 1991, 1992 and 1993
                             (dollars in millions)

                                                                1990       1991       1992       1993
                                                                ----       ----       ----       ----
Net Sales:
  Customers................................................   $1,315.6   $1,211.6   $1,292.6   $1,458.3
  Affiliates (Note 6)......................................      101.2       89.8      111.9      136.2
                                                              --------   --------   --------   --------
Total Net Sales............................................    1,416.8    1,301.4    1,404.5    1,594.5
Operating Costs:
  Cost of products sold (Notes 1 and 10)...................    1,284.5    1,303.4    1,318.6    1,380.3
  Selling and administrative expenses (Note 6).............      133.8      134.4      118.6      111.2
  Depreciation and amortization (Note 1)...................       72.8       82.6       87.3       73.5
  Special charges and unusual items (Note 8)...............         --         --      379.3       17.6
                                                              --------   --------   --------   --------
Total Operating Costs......................................    1,491.1    1,520.4    1,903.8    1,582.6
                                                              --------   --------   --------   --------
Operating Profit (Loss)....................................      (74.3)    (219.0)    (499.3)      11.9
Other (Income) Expense:
  Interest expense (Note 3)................................       24.3       40.8       46.4       58.1
  Royalty income...........................................       (3.9)      (4.6)      (5.0)      (3.8)
  Miscellaneous other--net.................................       (1.1)       1.4        1.9        0.3
                                                              --------   --------   --------   --------
Total Other Expense........................................       19.3       37.6       43.3       54.6
                                                              --------   --------   --------   --------
Loss Before Income Taxes, Extraordinary Item and
  Accounting Change........................................      (93.6)    (256.6)    (542.6)     (42.7)
Benefit for Income Taxes (Note 2)                                 (3.5)      (5.5)     (10.6)        --
                                                              --------   --------   --------   --------
Net Loss before Extraordinary Item and Accounting Change...      (90.1)    (251.1)    (532.0)     (42.7)
Extraordinary Item (Note 9)................................         --         --      (12.1)        --
Cumulative Effect of Change in Accounting for Certain
  Postretirement Benefits (Note 5).........................     (491.6)        --         --         --
                                                              --------   --------   --------   --------
Net Loss...................................................     (581.7)    (251.1)    (544.1)     (42.7)
Partners' Capital (Deficit), Beginning Balance.............      700.7      189.4       73.3     (449.7)
Distribution to partners...................................      (14.8)      (1.5)        --         --
Additional capital contributions...........................       70.0      115.1       21.1       19.4
Asset adjustment due to ownership change...................       15.2       21.4         --         --
Charge to record a minimum Accumulated Benefit
  Obligation (Note 5)......................................         --         --         --     (113.2)
                                                              --------   --------   --------   --------
Partners' Capital (Deficit), Ending Balance................   $  189.4   $   73.3   $ (449.7)  $ (586.2)
                                                              ========   ========   ========   ========

                See notes to consolidated financial statements.

                           ARMCO STEEL COMPANY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Years Ended December 31, 1990, 1991, 1992 and 1993
                             (dollars in millions)

                                                                1990      1991      1992       1993
                                                                ----      ----      ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss...................................................   $(581.7)  $(251.1)  $(544.1)  $ (42.7)
                                                              -------   -------   -------   -------
Adjustments to reconcile net loss to cash flows from
  operating activities:
  Depreciation and amortization............................      72.8      82.6      87.3      73.5
  Blast furnace reline amortization........................       6.4       4.8       4.3       4.5
  Special charges and unusual items........................        --        --     379.3      17.6
  Other--net...............................................      19.6      26.0      35.4      47.1
  Changes in Assets and Liabilities:
    Accounts receivable....................................      21.3       4.0     (22.6)    (14.7)
    Inventories............................................     (99.9)     59.0      47.4      18.4
    Current liabilities....................................      43.6      27.7     (40.7)     36.9
    Other assets...........................................      (5.9)      1.8      (1.5)     (6.8)
    Deferred taxes.........................................      (3.1)     (5.5)    (10.7)      0.1
    Other liabilities......................................     465.7       1.9      23.4     (35.1)
                                                              -------   -------   -------   -------
Total Adjustments..........................................     520.5     202.3     501.6     141.5
                                                              -------   -------   -------   -------
NET CASH FLOWS FROM OPERATING
  ACTIVITIES...............................................     (61.2)    (48.8)    (42.5)     98.8
                                                              -------   -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.......................................    (211.8)   (163.1)    (86.2)    (40.2)
Proceeds from Sale of Plant, Property and Equipment........       1.2       0.5       0.4       7.3
Proceeds from Sale of Investments..........................       2.4        --       6.8        --
Proceeds from Sale of Eveleth Notes........................       7.7       7.7       7.7       7.7
Advances to Investees......................................     (15.8)    (25.5)    (25.6)    (23.0)
Returns of Advances........................................       7.8       8.9       8.5        --
Collection on Loans........................................       4.2      23.9       1.1        --
Loans Made.................................................      (0.1)       --        --        --
Purchase of Investments....................................        --      (4.6)    (14.9)     (2.8)
Proceeds--Assets Held for Sale.............................        --        --        --      18.2
                                                              -------   -------   -------   -------
NET CASH FLOWS FROM INVESTING ACTIVITIES...................    (204.4)   (152.2)   (102.2)    (32.8)
                                                              -------   -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt.......................     (34.9)    (38.0)    (44.2)   (104.6)
Proceeds from issuance of long-term debt                        119.6     208.2     170.0     166.0
Changes in notes payable...................................     123.0     (65.0)    (58.0)       --
Change in overdrafts payable...............................     (13.2)     (3.1)     47.6      (1.4)
Partners' contributions--net...............................      55.2     105.5      19.0      19.4
Other--net.................................................      (1.9)     (2.3)     (2.3)     (2.4)
                                                              -------   -------   -------   -------
NET CASH FLOWS FROM FINANCING
  ACTIVITIES...............................................     247.8     205.3     132.1      77.0
                                                              -------   -------   -------   -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.........................................     (17.8)      4.3     (12.6)    143.0
Cash and cash equivalents, beginning of period.............      27.3       9.5      13.8       1.2
                                                              -------   -------   -------   -------
Cash and cash equivalents, end of period...................   $   9.5   $  13.8   $   1.2   $ 144.2
                                                              =======   =======   =======   =======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest (net of amount capitalized).....................   $  21.5   $  38.3   $  44.7   $  52.8
  Income taxes.............................................       0.5       0.1       0.1       0.1

                See notes to consolidated financial statements.

                           ARMCO STEEL COMPANY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in millions)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation--Armco Steel Company, L.P. (the "Company") is a limited partnership formed pursuant to an agreement dated March 24, 1989 (the "Joint Venture Agreement") between Armco Inc. ("Armco") and Kawasaki Steel Corporation ("Kawasaki"). The general partner of the Company is AK Steel Corporation (the "General Partner"), formerly AK Management Corporation, a Delaware corporation owned one-half by each of AJV Investments Corp., a Delaware corporation and wholly-owned subsidiary of Armco and KSCA, Incorporated, a Delaware corporation and indirect wholly-owned subsidiary of Kawasaki. The limited partners of the Company are Armco and Kawasaki Steel Investments, Inc., a Delaware corporation and indirect wholly-owned subsidiary of Kawasaki ("KSI").

     Under the Joint Venture Agreement, on May 13, 1989, Armco sold certain assets, properties and business of its Eastern Steel Division ("Predecessor") to KSI for $350.0. Simultaneously, KSI contributed the purchased assets, properties and business to the Company in exchange for a 39.5% limited partnership interest. Armco transferred to the Company substantially all of the remaining assets, properties and business of Predecessor and the Company also assumed certain of Armco's liabilities and obligations related to or arising out of Predecessor and its properties, assets and the conduct of Predecessor business for a 59.5% limited partnership interest. On May 14, 1990, KSI made a cash contribution to the Company of $70.0. On May 13, 1991 and October 4, 1991, KSI contributed another $70.0 and $33.8, respectively. The latter contribution was in satisfaction of its obligation to make an additional $35.0 capital contribution on March 15, 1992, without any change in its limited partnership interest. As a result of these contributions, on May 14, 1990, KSI's limited partnership interest increased to 44.5% with a corresponding reduction in Armco's interest and on May 13, 1991, KSI's limited partnership interest increased, and Armco's limited partnership interest decreased, to 49.5%. The General Partner has a 1.0% general partnership interest in the Company.

     The accompanying consolidated financial statements of the Company include the net assets acquired at formation from Armco and Kawasaki on the basis of Armco's and Kawasaki's historical cost, and the changes in the net assets of the Company subsequent to the formation, and the results of operations, partners' capital (deficit) and the cash flows for the periods since inception on such historical cost basis. Kawasaki's historical cost was based on the purchase price paid on May 13, 1989 by Kawasaki for its 40% interest in the net assets of the Company. Armco's historical cost is based on the book value of net assets contributed on May 13, 1989 by Armco for its 60% interest in the Company, adjusted for changes resulting from the 5% reductions in limited partnership interest effective May 14, 1990 and May 13, 1991.

     The Company consists of the operations and accounts of the Middletown Works, Ashland Works, Headquarters and ASC Investments, Inc. and its group of wholly-owned subsidiaries, (the "ASCII group"). With plants in Middletown, Ohio, and Ashland, Kentucky, the Company provides coated, high strength, low carbon flat-rolled steels to the automotive, appliance, construction and service center markets primarily in the Midwest. The Company had one major customer that accounted for 23.0%, 27.9%, 23.0% and 22.5% of its net sales in 1990, 1991, 1992 and 1993, respectively.

     Armco and Kawasaki agreed to share a portion of the 1992 Special Charges and Unusual Items (see Note 8) unequally with Armco being allocated 74.5%, Kawasaki 24.5% and the General Partner 1.0%.

     On August 31, 1992, the Company acquired a 50% ownership interest in Southwestern Ohio Steel, L.P. (SOS), a joint venture to which substantially all of the businesses of Southwestern Ohio Steel, Inc. and SOS Leveling Company, Inc. were transferred by Armco. The Company's interest in SOS was funded through capital contributions from Kawasaki, in the form of cash of $11.1, and from Armco, in the form of a 25% ownership interest in SOS with an estimated fair value of $11.1.

                          ARMCO STEEL COMPANY, L.P.

                            (dollars in millions)


     Inventories--Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

                                                  December 31,  December 31,  December 31,
                                                     1991          1992          1993
                                                  ------------  ------------  ------------
Inventories on LIFO:
  Finished and semifinished.......................   $251.6         $210.4       $191.7
  Raw materials and supplies......................    103.3          103.5         80.5
  Adjustment to state inventories at LIFO value...    (41.3)         (46.3)       (23.7)
                                                     ------         ------       ------
  Total...........................................    313.6          267.6        248.5
  Other inventories...............................     10.4            9.0          6.6
                                                     ------         ------       ------
      Total inventories...........................   $324.0         $276.6       $255.1
                                                     ======         ======       ======

     Liquidation of LIFO inventory layers caused by certain inventory reductions reduced the net losses in 1992 and 1993 by $2.6 and $10.4, respectively.

     Investments--The Company has investments in associated companies (joint ventures and an entity that the Company does not control). These investments are accounted for under the equity method. Because these companies are directly integrated in the basic steelmaking facilities, the Company includes its proportionate share of the income (loss) of these associated companies in cost of products sold.

     Virginia Horn Taconite Company, a member of the ASCII group ("Virginia Horn"), owns a 56% share of Eveleth Expansion Company ("Eveleth"), a company which produces iron ore pellets, which equates to a 35% interest in Eveleth Mines. In connection with such investment, Virginia Horn has certain commitments to Eveleth. Because Virginia Horn does not control Eveleth, the investment is accounted for under the equity method (see Note 7).

                            ARMCO STEEL COMPANY, L.P.

                             (dollars in millions)

     The following are condensed balance sheets of Eveleth at December 31, 1992 and 1993 and condensed statements of Eveleth's operations for the three years in the period ended December 31, 1993. The financial statements are presented on an historical basis and as adjusted to reflect the Company's estimate of net realizable value of the fixed assets of Eveleth.

                          Eveleth Expansion Company
                                (a partnership)

                           Condensed Balance Sheets
                          December 31, 1992 and 1993
                             (dollars in millions)



                                    Assets

                                        1992                     1993
                                ----------------------  ----------------------
                                            Historical-             Historical-
                                Historical   Adjusted   Historical   Adjusted
                                ----------  ----------  ----------  ----------
Current assets:
  Cash........................   $  0.1        $ 0.1          --          --
  Accounts receivable.........      0.3          0.3      $  0.4       $ 0.4
  Due from affiliates.........     20.9         20.9        15.3        15.3
  Inventories.................      7.5          7.5         5.4         5.4
                                 ------        -----      ------       -----
Total Current Assets..........     28.8         28.8        21.1        21.1
Property, plant and
  equipment--net..............    138.9          6.4       128.9         6.9
Other assets..................      5.1          5.1         2.5         2.5
                                 ------        -----      ------       -----
  TOTAL ASSETS................   $172.8        $40.3      $152.4       $30.5
                                 ======        =====      ======       =====
                  Liabilities and Partners' Capital (Deficit)

Current liabilities:
  Accounts payable............   $  0.6        $ 0.6      $  0.6       $ 0.6
  Due to affiliates...........      4.8          4.8         1.5         1.5
  Accrued liabilities.........      4.5          4.5         2.4         2.4
  Current portion of
     long-term debt...........     13.7         13.7        13.7        13.7
                                 ------        -----      ------       -----
Total current liabilities.....     23.6         23.6        18.2        18.2
Long-term debt................     27.4         27.4        13.7        13.7
Other liabilities.............       --           --         2.6         2.6
                                 ------        -----      ------       -----
Partners' Capital (Deficit)...    121.8        (10.7)      117.9        (4.0)
                                 ------        -----      ------       -----
  TOTAL LIABILITIES AND
     PARTNERS' CAPITAL           $172.8        $40.3      $152.4       $30.5
     (DEFICIT)                   ======        =====      ======       =====

                           ARMCO STEEL COMPANY, L.P.

                             (dollars in millions)

                           Eveleth Expansion Company
                                (a partnership)

                      Condensed Statements of Operations
             For the Years Ended December 31, 1991, 1992 and 1993
                             (dollars in millions)

                                          1991        1992        1993
                                        -------     --------    --------
Pellet sales to partners..............   $ 36.2       $ 32.5          --
Cost of pellets sold..................     36.2         35.5          --
Operating expenses....................     23.9         23.0      $ 30.8
Write-off of deferred charges.........       --           --         2.3
                                         ------       ------      ------
Operating loss........................    (23.9)       (26.0)      (33.1)
Interest expense, net.................      5.7          4.4         3.1
                                         ------       ------      ------
Net Loss -- historical................    (29.6)       (30.4)      (36.2)
Adjustment recorded by the Company to
  reduce depreciation expense for the
  previously recognized impairment of
  fixed assets.......................       5.8          6.1        10.6.
Adjustment recorded by the Company
  for the additional impairment of
  fixed assets........................       --        (42.0)         --
                                         ------       ------      ------
Net loss--adjusted                       $(23.8)      $(66.3)     $25.6)
                                         ======       ======      ======


     Notes

     General -- Eveleth, a partnership, is in the business of mining taconite and producing iron ore pellets for its partners. The partners of Eveleth, and their respective percentage equity interests in Eveleth, are Virginia Horn (56%), Onco Eveleth Company, a wholly-owned subsidiary of Oglebay Norton Company
(ONCO) (20.5%) and Ontario Eveleth Company, a wholly-owned subsidiary of Stelco, Inc. (Stelco) (23.5%). Pellet production is allocated for sale to the partners based upon annual agreements.

      Partnership Funding -- Under the terms of agreements with Eveleth's lenders and among the partners, each partner is obligated to advance a portion of Eveleth's required operating funds, whether or not pellets are produced. Operating advances by each partner are made pursuant to a formula which allocates certain variable costs based on each partner's share of annually agreed-upon pellet production and certain fixed costs based on each partner's percentage interest in Eveleth. Eveleth is dependent for its continued existence upon the annual pellet purchases and ongoing financial support of its partners.

     Property, Plant and Equipment--Property, plant and equipment and the related depreciation expense included in the Historical--Adjusted amounts are based on the Company's estimate of the net realizable value of such fixed assets. The Historical--Adjusted amounts reflect amounts recorded by the Company for the impairment of fixed assets of $94.2 recorded prior to 1991 and an additional impairment of $42.0 recorded in 1992. The Historical--Adjusted depreciation amounts recorded by the Company represent reductions of depreciation expense for the previously recognized impairment of fixed assets in the Historical--Adjusted financial statements.

     Debt--Evelth's debt bears inerest of 9.5-10% and matures in 1995.

                           ARMCO STEEL COMPANY, L.P.

                             (dollars in millions)

     The Company records its proportionate share of the losses of Eveleth based on Historical--Adjusted amounts. These losses, which are included in the Company's cost of products sold, were $6.5, $16.1, $17.4 and $14.0 in 1990, 1991, 1992 and 1993, respectively. In addition, in 1992 the Company fully impaired its investment in Eveleth to recognize the Company's estimate of the net realizable value of the fixed assets of Eveleth.

    The Company's recorded share of Eveleth's losses in 1991 and 1992 exceeded its proportionate percentage interest in Eveleth because the Company purchased a larger percentage of Eveleth's annual pellet production relative to its percentage interest and, therefore, under the cost-allocation formula described above, the Company absorbed a higher percentage of the Eveleth costs. The Company's annual cash funding of Eveleth's fixed costs is appproximately $12.0 per year. See Notes 7 and 8.

     The following is a summary of the net assets of SOS at December 31, 1992 and 1993 and its operating results for the four months ended December 31, 1992 and the year ended December 31, 1993.

                                                              1992    1993
                                                              ----    ----
           Curent assets..................................    $56.7  $ 70.9
           Noncurrent assets..............................     26.1    28.5
           Current liabilities............................     21.1    29.0
           Noncurrent liabilities.........................     17.6    21.8
           Net sales......................................     65.2   253.6
           Gross margin...................................       --    59.0
           Net income.....................................      1.0     8.8

     Property, Plant and Equipment--Steelmaking plant and equipment are depreciated under the straight line method over their estimated lives ranging from 2 to 31 years. Maintenance and repair expenses for 1990, 1991, 1992 and 1993 were $278.5, $267.1, $265.5 and $261.3, respectively.

     Financial Instruments--The carrying value of the Company's financial instruments does not differ materially from their estimated fair value.

     Cash Equivalents--Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are of an original maturity of three months or less.

2.  INCOME TAXES

     The ASCII group will file a consolidated federal income tax return for the year ended December 31, 1993. No federal tax will be due for 1993 due to the incurrence of a consolidated 1993 loss.



                           ARMCO STEEL COMPANY, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (dollars in millions)

     Deferred federal income taxes in the accompanying Consolidated Balance Sheets relate to temporary differences of the ASCII group, primarily differences between book and tax carrying values of the group's investments in joint ventures. The ASCII group recorded a consolidated deferred tax benefit of $10.8 in 1992 which represents the net reduction during the year of the group's consolidated deferred tax liability. No deferred tax charge or benefit was recorded in 1993.

     The ASCII group has consolidated net operating loss (NOL) carryforwards into 1994 of $34.3 under the "regular" tax system ($32.5 under the alternative minimum tax (AMT) system). These NOL's, if unused to offset future consolidated taxable income of the ASCII group, will expire in 2006, 2007 and 2008. In addition, Virginia Horn, one of ASCII's wholly-owned subsidiaries, has available an NOL carryforward into 1994 of $1.5 under the "regular" tax system ($1.7 under the AMT system). This carryforward, if unused to offset future Virginia Horn taxable income, will expire in 2001. However, for federal income tax purposes, the amount of NOL carryforwards arising prior to the Recapitalization (see Note 11) which will annually be available to offset taxable income following the Recapitalization may be restricted by Section 382 of the Internal Revenue Code. As a result, the use of all or a significant portion of these NOL carryforwards may be deferred or disallowed.

     The ASCII group adopted Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting for Income Taxes, effective January 1, 1993. The effect of this standard was not material.

     Other than for the ASCII group, the financial statements do not reflect U.S. federal income tax liabilities because each of the partners' U.S. federal income tax returns will include their appropriate share of the Company's taxable income or loss.

3.  NOTES PAYABLE AND LONG-TERM DEBT

     At December 31, 1993, the Company had agreements that provide credit facilities for borrowings up to $50.0 with a group of banks on a revolving credit basis until May, 1994. At December 31, 1993, $3.8 letters of credit were issued under these facilities. Under the terms of a Security Agreement between the Company and its lenders, these credit facilities and the majority of the Company's long-term debt are secured by a pool of Company assets which includes accounts receivable, inventories, and property, plant and equipment. The terms of the Security Agreement will permit additional financings, which are yet to be negotiated, of up to $254.0 through 1995 to be secured by the pledged assets.

     At December 31, 1993, the Company also had a $100.0 unsecured term loan, maturing in 1996, with an affiliate of Kawasaki. The Company has incurred interest expense and commitment fees to an affiliate of Kawasaki of $2.1, $2.4, $1.3 and $4.2 during 1990, 1991, 1992 and 1993, respectively, relating to borrowings under the revolving credit agreement and the unsecured term loan.

     On January 18, 1994, the Company's various lenders signed amendments to the revolving credit agreements and long-term debt agreements to revise certain financial covenants effective as of December 31, 1993. The Company is required to maintain as of December 31, 1993 a minimum tangible net worth of $650.0, a minimum current ratio of 1.0 and a maximum leverage ratio of 1.0, as defined in the agreements. At December 31, 1993, the Company's actual measures under these financial covenants were a tangible net worth of $742.1, a current ratio of 1.76 and a leverage ratio of 0.85.

     In addition, on January 18, 1994 the Company entered into an agreement with certain of its lenders whereby the maturity of a portion of its debt will be extended to May 31, 1995 in the event that the proposed recapitalization described in Note 11 is not completed by May 1994 (the original maturity date of the debt). Management believes that the Recapitalization will be completed before that date. As a result, $80.0 of debt has been classified as long-term at December 31, 1993.

                           ARMCO STEEL COMPANY, L.P.

                             (dollars in millions)


     At December 31, 1991, 1992 and 1993, the Company's long-term debt, less current maturities, was as follows:

                                                 1991    1992    1993
                                                 ----    ----    ----

     6.62% to 6.67% due 1994-1997(a)..........  $160.0  $240.0   $180.0
     7.27% to 7.37% due 1994-2002(a)..........    84.0    84.0     78.8
     9.23% to 9.38% due 1994-1997.............    73.6    57.3     40.9
     9.52% to 9.57% due 1994-1999.............    65.0    55.0     45.0
     10.55% to 11.1% due 1994-1996............    51.8    37.8     23.8
     9.26% to 9.38% due 1994-2003.............    36.0    36.0     32.4
     11.50% due 1994-1996(b)..................    17.8    14.3      9.4
     6.42% due 1994-2003......................     9.6     8.9      8.3
     Floating rate due 1995(c)................      --      --     80.0
     Floating rate due 1996(d)................      --    30.0    100.0
     Other....................................     0.1      --       --
                                                ------  ------   ------
       Total..................................  $497.9  $563.3   $598.6
                                                ======  ======   ======

- ----------------
(a)  Rate fixed in 1992.
(b) Debt secured by the No. 1 Electrogalvanizing Line and a $15.0 letter of credit.
(c)  Debt with extended maturity to May 31, 1995.
(d)  Unsecured subordinated term loan with an affiliate of Kawasaki.


     At December 31, 1993, the maturities of long-term debt are as follows:

                 1994...............................   $130.8
                 1995...............................    200.8
                 1996...............................    215.0
                 1997...............................     93.2
                 1998...............................     25.0
                 1999 and thereafter................     64.6
                                                       ------
                  Total.............................   $729.4
                                                       ======

     The Company capitalized interest on projects under construction of $12.6, $7.1, $3.5 and $1.2 during 1990, 1991, 1992 and 1993, respectively.

4.  OPERATING LEASES

     Rental expense was $9.7, $11.2, $14.6 and $10.1 for 1990, 1991, 1992 and
1993, respectively.

     At December 31, 1993, obligations to make future minimum lease payments were as follows:

                1994.................................... $3.1
                1995....................................  2.2
                1996....................................  1.9
                1997....................................  0.2
                1998....................................   --
                                                         ----
                 Total lease obligations................ $7.4
                                                         ====

5.  EMPLOYEE AND RETIREE BENEFIT PLANS

    Pension Plans--The Company provides noncontributory pension benefits to virtually all employees. Benefits are based on years of service and earnings in the highest 60 consecutive months in the last 120 months prior to retirement or a minimum amount per year of service, whichever is higher. The qualified plans are funded in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended.

                           ARMCO STEEL COMPANY, L.P.

                             (dollars in millions)


     The details of the net periodic pension expense for 1990, 1991, 1992 and 1993 are as follows:

                                                             1990           1991         1992       1993
                                                             ----           ----         ----       ----
Economic Assumptions:
  Discount rate..........................................     8.5%          9.0%          8.25%      8.5%
  Expected long-term rate of return on assets............     9.25%         9.75%         9.0%       9.25%
  Rate of future compensation increases..................     5.0%          5.0%          5.0%       5.0%
Cost of benefits earned during the period................  $ 18.1       $  15.8        $ 15.2     $ 12.3
Interest cost on the projected benefit obligation........    62.6          67.1          69.6       80.7
Actual return on plan assets.............................    (8.0)       (144.6)        (36.3)     (83.6)
Net amortization and deferral............................   (35.4)         97.6         (19.4)      26.2
                                                           ------       -------        ------     ------
      Net periodic pension expense.......................  $ 37.3       $  35.9        $ 29.1     $ 35.6
                                                           ======       =======        ======     ======


     The funded status of the plans at December 31, 1991, 1992 and 1993, using the assumptions stated below for each period, was as follows:


                                                                 1991       1992         1993
                                                                 ----       ----         ----
Economic Assumptions:
  Discount rate.............................................      8.25%        8.5%        7.5%*
  Rate of future compensation increases.....................       5.0%        5.0%        4.0%
Actuarial present value of benefit obligations:
  Vested benefits...........................................    $744.8      $861.7    $1,029.9
  Nonvested benefits........................................      60.6        45.6        54.1
                                                                ------      ------    --------
  Accumulated benefits......................................     805.4       907.3     1,084.0
                                                                ------      ------    --------
  Projected benefit obligation..............................     879.2       987.1     1,118.4
  Plan assets at fair value.................................     671.8       688.4       726.3
                                                                ------      ------    --------
Reconciliation of funded status to recorded amounts:
  Unfunded projected benefit obligation.....................     207.4       298.7       392.1
  Unrecognized prior service................................     (60.4)      (38.7)      (35.4)
  Unrecognized net loss.....................................     (36.5)      (58.5)     (147.4)
                                                                ======      ======    ========
    Accrued pension cost....................................    $110.5      $201.5    $  209.3
                                                                ======      ======    ========

- -----------------
* The change in the discount rate is expected to increase pension expense by $9.1 annually and to have no material effect on funding requirements.

The mix of pension assets held at December 31, 1993 was as follows:

Equities..............................   65%
Fixed income securities...............   34%
Short-term securities.................    1%

     Of the total accrued pension cost of $110.5, $201.5 and $209.3 at December 31, 1991, 1992, and 1993, respectively, $45.4, $24.9 and $56.6 are included in Other accruals, and $65.1, $176.6 and $152.7 are included in Other liabilities in the accompanying Consolidated Balance Sheets.

     The 1992 pension disclosures above include the effects on the Company's pension plans of the Special Charges and Unusual Items described in Note 8. The total loss resulting from the related curtailment and special and contractual termination benefits amounted to $105.9.

     A minimum liability and corresponding intangible asset of $23.2, $25.9 and $35.2 at December 31, 1991, 1992 and 1993, respectively, was recognized for the excess of the accumulated benefit obligation over the total

                           ARMCO STEEL COMPANY, L.P.

                             (dollars in millions)

of plan assets and the accrued pension liability. These balances are included in Other liabilities and Other assets, respectively, in the accompanying Consolidated Balance Sheets. In addition, a direct charge to equity of $113.2 was recorded in 1993 primarily as a result of the reduction in the discount rate for pension liabilities from 8.5% to 7.5%. The corresponding credit is included in Other liabilities.

     Retiree Health Care and Life Insurance Benefits -- In addition to providing pension benefits, the Company provides certain health and life insurance benefits for retirees. Most employees become eligible for these benefits at retirement. The retiree health and life insurance benefits are funded as claims are paid and for 1990, 1991, 1992 and 1993 the Company paid benefits totalling $24.2, $28.1, $29.7 and $32.2, respectively.

     In December 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", retroactive to January 1, 1990. SFAS 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. SFAS No. 106 allows recognition of the cumulative effect of this obligation in the year of the adoption or the amortization of the obligation over a period of up to twenty years. The Company elected to recognize this obligation immediately effective January 1, 1990 and recorded $491.6 as the cumulative effect of this charge. The Company's cash flows are not affected by implementation of this statement, but implementation increased the operating loss by $23.8, $22.2, and $22.9 in 1990, 1991 and 1992, respectively, and decreased the operating profit by $27.0 in 1993.

     The Company is presently paying for these plans from its general assets as the benefits become payable. The Company does not anticipate funding these benefits in the foreseeable future. In 1990, 1991, 1992 and 1993, the Company recognized $48.0 $50.3, $52.6 and $59.2, respectively, as an expense for postretirement health care and life insurance benefits. A special charge of $56.5 for retiree health care benefits associated with restructuring and a voluntary salary reduction program was taken in the fourth quarter of 1992. (see
Note 8).

The following table sets forth the plans' funded status, reconciled with amounts recognized in the Company's statement of financial position at December 31, 1991, 1992 and 1993.

                                                                                    1991            1992            1993
                                                                                    ----            ----            ----
Accumulated postretirement benefit obligation:
  Retirees....................................................................     $359.1          $410.8          $442.4
  Fully eligible active plan participants.....................................       65.2            74.6            74.1
  Other active plan participants..............................................      127.3           145.6           154.1
                                                                                   ------          ------          ------
      Total...................................................................      551.6           631.0           670.6
Fair value of plan assets.....................................................         --              --              --
                                                                                   ------          ------          ------
Accumulated postretirement benefit obligations in excess of plan assets.......      551.6           631.0           670.6
Prior service cost not yet recognized in net periodic postretirement
  benefit cost................................................................         --              --              --
Unrecognized transition obligation............................................         --              --              --
Unrecognized net loss.........................................................         --              --           (11.3)
                                                                                   ------          ------          ------
Accrued postretirement benefit cost...........................................     $551.6          $631.0          $659.3


                           ARMCO STEEL COMPANY, L.P.

                             (dollars in millions)

                                                                               1990         1991        1992        1993
                                                                               ----         ----        ----        ----
Net periodic postretirement benefit cost for 1990, 1991, 1992 and 1993 included the following components:
    Service cost -- benefits attributed to service during the period........  $ 6.0        $ 6.5       $ 6.9       $ 6.9
    Interest cost on accumulated postretirement benefit obligations.........   42.0         43.8        45.7        52.3
    Actual return on assets.................................................     --           --          --          --
    Amortization of transition obligation...................................     --           --          --          --

     For measurement purposes, health care costs are assumed to increase 10% in 1994 grading down by 1% per year to a constant level of 4.5% annual increase for pre-65 benefits and 7% in 1994 grading down by 1% per year to a constant level of 4.5% annual increase for post-65 benefits. In concluding that health care trend rates will decrease at a rate of 1% per year, the Company has considered future rates of inflation, recent movements toward managed health care programs in negotiated contracts and the trend among larger companies toward the formation of coalitions in an effort to reduce health care costs. The Company is currently finalizing negotiations with health care providers in the Cincinnati-Dayton corridor, a region that includes a significant number of the Company's retirees. In addition, the Company intends to implement similar managed health care programs in other geographic regions containing a concentration of its retirees, and is developing a managed care network for all active and retired salaried and union employees in Ohio. These programs will be in effect in January 1995. The Company has also considered the recent political environment and activities geared towards reducing health care costs and has taken into consideration the level of health care costs in relation to the U.S. Gross National Product (GNP). Despite the assumption that health care trend rates will decrease 1% per year, the combination of assumptions used in the SFAS 106 valuation results in approximately 18% of GNP for health care costs by the year 2000 compared to 14% currently. A one (1) percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of January 1, 1994 by $75.7 and the aggregate of the service cost and interest cost components of net period benefit cost for the year then ended by $6.8. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 1993 and 8.5% for prior years. This 1% reduction in the discount rate associated with a 1% reduction in the ultimate health care trend rate will increase OPEB expense by $0.1.

     The Company will adopt SFAS 112, Employers' Accounting for Postemployment Benefits, effective January 1, 1993. Adoption of this standard did not have a material effect on the accompanying consolidated financial statements.

6.  RELATED PARTY TRANSACTIONS

    During 1990, 1991, 1992 and 1993, the Company was party to certain transactions with Armco, Kawasaki, and their affiliates. These transactions consisted of charges to and from the Company for various services rendered and received, and are reflected primarily in Selling and administrative expenses in 1990, 1991 and 1992, and in Cost of products sold in 1993 in the accompanying Consolidated Statements of Operations. The following is a summary of such related party services for the periods:

    Services provided to Armco and affiliates by the Company:

                                                                    1990    1991    1992    1993
                                                                    ----    ----    ----    ----

          Data processing.........................................  $ 4.9   $ 3.6   $ 3.1   $ 1.4
          Administrative and accounting...........................    2.4     1.9     0.9     0.7
          Processing services and other materials.................    2.9     3.9     2.0      --
          Processing and conversion...............................    0.6     0.9     4.6    13.3
          Purchasing and selling..................................    0.3     0.2     0.1      --
                                                                    -----   -----   -----   -----
              Total...............................................  $11.1   $10.5   $10.7   $15.4
                                                                    =====   =====   =====   =====

                           ARMCO STEEL COMPANY, L.P.

                             (dollars in millions)

    Services provided to the Company by Armco, Kawasaki and their affiliates and inventory purchases from Armco:

  Stainless purchases.............................................  $ 7.5   $ 8.7   $15.3   $20.2
  Research and engineering........................................   11.1    11.6     9.8     4.0
  Other...........................................................    1.8     2.5     0.3     0.8
                                                                    -----   -----   -----   -----
      Total.......................................................  $20.4   $22.8   $25.4   $25.0
                                                                    =====   =====   =====   =====

     Processing and conversion increased during 1992 and 1993 as the Company provided services to Armco under a long-term toll rolling agreement, which will continue in effect after completion of the proposed Recapitalization (see Note
11).


     Research and engineering decreased in 1993 due to Armco transferring a portion of their research staff to the Company on April 1, 1993. The cost of this research staff for the nine-months ended December 31, 1993 was $3.8 and was included in Selling and administrative expenses in the Consolidated Statements of Operations and Partners' Capital (Deficit).

     In 1993, the Company purchased processing services and other materials of $3.6 from SOS. The Company acquired a 50% ownership interest in SOS to which substantially all of the businesses of Southwestern Ohio Steel, Inc. and SOS Leveling Company, Inc. were transferred by Armco.

     Sales to Armco, Kawasaki and their affiliates were $101.2, $89.8, $85.9 and $36.7 during 1990, 1991, 1992 and 1993, respectively, and sales to SOS were $26.0 for the four months ended December 31, 1992 and $99.5 for 1993. All of these amounts are included in Total Net Sales in the accompanying Consolidated Statements of Operations. Other miscellaneous sales to Armco, Kawasaki and their affiliates were $5.0, $2.5, $1.7 and $0.7 during 1990, 1991, 1992 and 1993, respectively.

     Under the Joint Venture Agreement, Armco is obligated to indemnify the Company for certain supplemental unemployment benefit payments up to a maximum of $20.0. As a result, the related receivables are included as reductions in Partners' Capital (Deficit) in the accompanying Consolidated Balance Sheets.

7.  COMMITMENTS

     Virginia Horn is committed to fund its percentage share of certain defined fixed costs of Eveleth. Through an agreement with Armco the Company has assumed Armco's obligations relating to Virginia Horn which include a guarantee of Virginia Horn's performance to the other participants of Eveleth Mines. Under agreement with another owner of Eveleth, the Company purchased 300,000 tons of iron ore from this Eveleth partner in 1993 and is expected to purchase at least 250,000 tons per year through 1996. Beginning in the fourth quarter of 1992, Virginia Horn elected not to nominate to purchase equity iron ore pellets from Eveleth. As a result of that decision together with doubts regarding the continued level of support by the Eveleth Mines partners, in light of worldwide excess iron ore capacity and Eveleth Mines' position as a high cost producer, the Company concluded that its ability to recover its investment was doubtful and therefore impaired its investment in Eveleth Mines (see Note 8). However, the Company continues to record its proportionate share of Eveleth's losses, of which approximately $12.0 per year is funded with cash. See Note 10.

     As of December 31, 1993, the Company had agreed to purchase a total of 1.6 million tons of iron ore pellets from a Brazilian iron ore company through 1998. Under this contract, the Company also has agreed to purchase sinter feed ore requirements. In addition, the Company has agreed to purchase at least 6.5 million tons through 1997 from a North American pellet producer.

     In June 1993, the Company and Peabody Coal Company ("Peabody") entered into a six-year agreement that superseded a 1984 agreement. The new agreement provides for a fixed market price from February 1994 through February 1996, after which annual price adjustments will be made based on market prices. In addition, Peabody agreed to a price reduction for the remainder of 1993.

                          ARMCO STEEL COMPANY, L.P.

                            (dollars in millions)

     The Company has committed to purchase property, plant and equipment (including unexpended amounts relating to projects substantially under way) amounting to approximately $74.8 (including $38.9 of environmental costs of which $24.2 and $14.7 will be spent in 1994 and 1995 respectively) at December 31, 1993.


8.  SPECIAL CHARGES AND UNUSUAL ITEMS

    The special charges and unusual items recorded in 1992 and 1993 are:


                                                               1992     1993
                                                               ----     ----
Shutdown of Ashland Hot Strip Mill:
  Disposal of assets(a).....................................  $  2.3
  Employee and retiree benefits including pensions..........    13.7
                                                              ------
       Subtotal -- Shutdown of Ashland Hot Strip Mill.......    16.0
Reduction of Salaried Workforce.............................    39.0
Restructuring of Facilities:
  Disposal and write-off of certain steelmaking assets(a)...   117.2   $ 7.6
  Employee and retiree benefits including pensions..........   144.5     5.0
  Environmental liabilities.................................    11.0      --
  Impairment of investment in Eveleth.......................    46.6      --
  Other.....................................................     5.0      --
                                                              ------   ------
        Subtotal -- Restructuring of Facilities.............   324.3     12.6
  Legal, litigation and other...............................      --      5.0
                                                              ------   ------
         TOTAL..............................................  $379.3   $ 17.6
                                                              ======   ======

- --------------
(a)  Net of estimated realizable values.

     In 1992, the Company recorded charges totalling $379.3 relating to restructuring of facilities, workforce reductions and the impairment of its investment in Eveleth. Restructuring of the facilities and workforce reductions resulted from the determination that the Company had redundant assets, excess capacity and excessive operating costs. The impairment of Eveleth followed the Company's conclusion as to its inability to recover its investment (see Note
7). Most of these actions, which were intended to reduce future operating costs, took place following an operations review conducted by the Company's newly appointed management team and were completed in the fourth quarter of 1992.

     In 1993, the Company continued to review its operations for the purpose of reducing operating costs. In connection with this review, the Company recorded additional charges of $12.6 for restructuring of facilities, and $5.0 for certain legal, litigation and other unusual items which consist of $3.0 that is reserved for litigation payments resulting from the aborted outsourcing of operations in Ashland that were shut down as part of the Ashland restructuring and $2.0 for legal expenses in connection with defending the Company for existing and potential lawsuits relating to the workforce terminations. See Note 10.

9.  EXTRAORDINARY ITEM

     The extraordinary item recorded in 1992 represents the following:

     "The Coal Industry Retiree Health Benefit Act" requires that health benefits for any pre-1976 retirees who were previously covered by one of two insolvent United Mineworkers multi-employer welfare funds revert to their former employers. Retirees of employers that no longer exist are also assigned to surviving companies using a formula included in the legislation. The Company was required to assume a portion of their benefits and recorded an extraordinary loss of $12.1 of which $1.2 and $0.9 are included in Other accruals and $10.9 and $11.9 in Other liabilities in the accompanying Consolidated Balance Sheets as of December 31, 1992 and 1993, respectively.

                           ARMCO STEEL COMPANY, L.P.

                             (dollars in millions)

10.  LEGAL, ENVIRONMENTAL MATTERS AND CONTINGENCIES

     Domestic steel producers, including the Company, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. The Company has expended, and can be expected to expend in the future, substantial amounts for compliance with these environmental laws and regulations. Capital expenditures for environmental remediation and protection for 1993 totalled $16.4. In addition, the Company made payments for environmental compliance of approximately $38.3 for 1993.

     The Clean Air Act Amendments of 1990 (the "CAAA" or "Amendments") impose new standards designed to reduce air emissions. The Amendments will directly affect many of the Company's ongoing operations, particularly its coke oven batteries. The Company believes that the costs of complying with the Amendments will not have a material adverse effect on its financial condition, results of operations or cash flows.

     Federal regulations promulgated pursuant to the Clean Water Act impose categorical pretreatment limits on the concentrations of various constitutions in coke plant wastewaters prior to discharge into publicly owned treatment works ("POTW"). Due to concentrations of ammonia and phenol in excess of these limits at the Middletown Works, the Company, through the Middletown POTW, petitioned the United States Environmental Protection Agency (the "EPA") for "removal credits," a type of compliance exemption, based on the Middletown POTW's satisfactory treatment of the Company's wastewater for ammonia and phenol. The EPA declined to review the Company's application on the grounds that the EPA had failed to promulgate new sludge management rules. As a result of the EPA's refusal, the Company sought and obtained from the Federal District Court for the Southern District of Ohio an injunction prohibiting the EPA from instituting enforcement action against the Company for noncompliance with the pretreatment limitations, pending the EPA's promulgation of the applicable sludge management regulations. Although the Company is unable to predict the outcome of this matter, if the EPA eventually refuses to grant the Company's request for removal credits, the Company could incur additional costs to construct pretreatment facilities at the Middletown Works. The estimated cost of such a facility is in the range of $2.0 to $4.0. The Company believes those costs would not have a material adverse effect on its financial condition, results of operations or cash flows.

     The Company operates an on-site landfill for the disposal of various sludges and dusts, principally resulting from air and water pollution treatment systems at the Middletown Works. These materials are currently considered non-hazardous wastes. The Company currently intends, subject to approval by the Ohio Environmental Protection Agency (the "Ohio EPA"), to expand the present landfill, which is expected to reach capacity in the next eight to nine years. Based on current projections, the Company estimates that the design and construction of the expansion, which is slated to begin in mid-1994 with an anticipated completion date of January 1, 1996, will cost approximately $6.2 million. If the expansion is not approved by the Ohio EPA, the Company may incur increased disposal costs due to the need for off-site disposal. The Company believes these costs would not have a material adverse effect on its financial condition, results of operations or cash flows.

     On December 5, 1986, Armco received notification from the EPA advising that it was being considered as a PRP at the Maxey Flats Nuclear Disposal Site near Morehead, Kentucky. Records from the landfill indicated that the Ashland Works had sent approximately 120 cubic feet of material to the site. The Company has been identified as de minimis contributor to the Maxey Flats site, and as a result, anticipates that it will be able to resolve its liability for a nominal amount.

                          ARMCO STEEL COMPANY, L.P.

                            (dollars in millions)



     The Company will continue to review its businesses to determine if additional facilities should be closed, written down or otherwise restructured or if its workforce should be further reduced. In this regard, the Company is negotiating with the Eveleth partners concerning the potential closure of, or the Company's exit from, Eveleth. If these negotiations are successfully completed, the closure of, or exit from, Eveleth would be subject to other events, including the approval by the Company's Board of Directors, and could result in a charge of approximately $30.0 million. This amount approximates the Company's proportionate share of the potential shutdown costs arising from the potential closure, which costs primarily represent employee and retiree benefits and contract termination fees. In addition, in the second quarter of 1994 the Company may incur a charge of approximately $65.0 million relating to further reductions of its workforce, subject to approval by the Company's Board of Directors. This charge is expected to be comprised of approximately $50.0 million for pension-related curtailments and $15.0 million for health care related curtailments. Although it is not possible at this time for the Company to determine accurately the amounts of any other special charges that may result from the closure, write down or restructuring of other facilities or from additional workforce reductions, additional special charges could be incurred and may be substantial.

     The company is also involved in routine litigation, other environmental proceedings, and claims pending with respect to matters arising out of the normal conduct of the business. In management's opinion, the ultimate liability resulting from such claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

     In June 1990, the Company filed an antitrust action against several companies. Effective February 25, 1992, the Company reached a confidential settlement with three of the four remaining defendants. The settlement reduced 1992 Cost of products sold in the accompanying Consolidated Statements of Operations. The Company is continuing to pursue the claim against the remaining defendant.

11.  SUBSEQUENT EVENTS

     On January 13, 1994, the General Partner approved the filing with the Securities and Exchange Commission of registration statements in connection with a proposed Recapitalization of the Company (the "Recapitalization").

     The Company is currently negotiating for the sale of its ownership interest in SOS and another subsidiary of ASCII. No prediction can be made concerning the ultimate outcome of such negotiations which, if successful, would be subject to other events including the approval by the Company's Board of Directors. However, the ultimate sale, if any, will not result in a loss.

                                                                      SCHEDULE V

                          ARMCO STEEL COMPANY, L.P.

                        PROPERTY, PLANT AND EQUIPMENT
                            (Dollars in Millions)

                 Column A                   Column B    Column C    Column D      Column E    Column F
                 --------                   --------    --------    --------      --------    --------
                                             Balance                                           Balance
                                            Beginning  Additions                   Other       at End
              Classification                of Period   at Cost    Retirements    Changes     of Period
              --------------                ---------  ---------   -----------    -------     ---------
For the Year ended December 31, 1990:
  Land, land improvements and
   leaseholds............................    $   42.3    $   1.3        $  0.2   $   0.3  (B)  $   43.7
  Buildings..............................        68.0       11.0           0.3       6.9  (B)      85.6
  Machinery and equipment................       569.9      165.3           0.8      13.7  (A)     767.5
                                                                                    19.2  (B)
                                                                                     0.2  (C)
  Construction in progress...............       193.4       35.4            --     (26.4) (B)     202.4
                                             --------    -------      --------   -------       --------
      TOTAL..............................    $  873.6    $ 213.0        $  1.3   $  13.9       $1,099.2
                                             ========    =======      ========   =======       ========

For the Year ended December 31, 1991:
  Land, land improvements and
   leaseholds............................    $   43.7    $   1.7        $   --   $    --       $   45.4
  Buildings..............................        85.6        7.0            --        --           92.6
  Machinery and equipment................       767.5      274.7           2.6        --        1,039.6
  Construction in progress...............       202.4     (120.3)           --        --           82.1
                                             --------    -------      --------   -------       --------
      TOTAL..............................    $1,099.2    $ 163.1        $  2.6   $    --       $1,259.7
                                             ========    =======      ========   =======       ========

For the Year ended December 31, 1992:
  Land, land improvements and
   leaseholds............................    $   45.4    $   3.1        $  0.8   $  (5.7) (D)  $   42.0
  Buildings..............................        92.6        1.3            --     (13.3) (D)      80.6
  Machinery and equipment................     1,039.6      115.6           1.6    (120.5) (D)   1,033.1
  Construction in progress...............        82.1      (33.8)           --     (22.6) (D)      25.7
                                             --------    -------      --------   -------       --------
      TOTAL..............................    $1,259.7    $  86.2        $  2.4   $(162.1)      $1,181.4
                                             ========    =======      ========   =======       ========

For the Year ended December 31, 1993:
  Land, land improvements and
   leaseholds............................    $   42.0    $   0.1        $  1.6   $  (0.1) (D)  $   40.4
  Buildings..............................        80.6        --            0.5        --           80.1
  Machinery and equipment................     1,033.1       28.5           4.8       2.7  (D)   1,059.5
  Construction in progress...............        25.7       11.6           0.2        --           37.1
                                             --------    -------      --------   -------       --------
      TOTAL..............................    $1,181.4    $  40.2        $  7.1   $   2.6       $1,217.1
                                             ========    =======      ========   =======       ========

- --------------
NOTES:
(A)  Reclass from Lease-rights to Property upon payment of leases.

(B) Reclass additional portions of Caster undergoing modification to construction in progress.

(C)  Transfer of steel processing companies from Armco Inc.

(D) Impair and reclass to investments, assets which are to be idled and sold as part of the Company's restructuring plan.

                                                                     SCHEDULE VI

                           ARMCO STEEL COMPANY, L.P.

            ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in Millions)

                 Column A                   Column B    Column C    Column D      Column E    Column F
                 --------                   --------    --------    --------      --------    --------
                                                       Additions
                                             Balance    Charged                                Balance
                                            Beginning  to Costs &                  Other       at End
              Classification                of Period   Expenses   Retirements    Changes     of Period
              --------------                ---------   --------   -----------    -------     ---------

For the Year ended December 31, 1990:
  Land, land improvements and
   leaseholds............................      $  1.2     $  1.8      $   --       $   --        $  3.0
  Buildings..............................         4.7        5.0          --           --           9.7
  Machinery and equipment................        36.7       66.0         0.2          0.8 (A)     105.6
                                                                                      2.3 (B)
                                               ------     ------      ------       ------        ------
      TOTAL..............................      $ 42.6     $ 72.8      $  0.2       $  3.1        $118.3
                                               ======     ======      ======       ======        ======

For the Year ended December 31, 1991:
  Land, land improvements and
   leaseholds............................      $  3.0     $  1.6      $   --       $ (0.1)(C)    $  4.5
  Buildings..............................         9.7        5.4          --         (1.7)(C)      13.4
  Machinery and equipment................       105.6       75.6         2.0          0.9 (B)     181.9
                                                                                      1.8 (C)
                                               ------     ------      ------       ------        ------
      TOTAL..............................      $118.3     $ 82.6      $  2.0       $  0.9        $199.8
                                               ======     ======      ======       ======        ======

For the Year ended December 31, 1992:
  Land, land improvements and
   leaseholds............................      $  4.5     $  1.4      $  0.1       $ (0.2)(D)    $  5.6
  Buildings..............................        13.4        5.2          --         (4.4)(D)      14.2
  Machinery and equipment................       181.9       80.7         1.1         (8.7)(D)     252.8
                                               ------     ------      ------       ------        ------
      TOTAL..............................      $199.8     $ 87.3      $  1.2       $(13.3)       $272.6
                                               ======     ======      ======       ======        ======

For the Year ended December 31, 1993:
  Land, land improvements and
   leaseholds............................      $  5.6     $  1.3      $  0.5       $  1.1 (B)    $  7.5
  Buildings..............................        14.2        4.0         0.1          0.2 (B)      18.3
  Machinery and equipment................       252.8       68.2         2.8          0.9 (D)     319.1
                                               ------     ------      ------       ------        ------
      TOTAL..............................      $272.6     $ 73.5      $  3.4       $  2.2        $344.9
                                               ======     ======      ======       ======        ======

- ----------
NOTES:
(A)  Reclass from Lease-rights to Property upon payment of leases.

(B)  Impairment of a blast furnace and other equipment.

(C)  Reclassification of asset groups.

(D) Impairment and reclassification to investments, assets which are to be idled and sold as part of the Company's restructuring plan.

(E) Generally, depreciation rates on assets are 5% for land improvements and leaseholds, 3-4% for Buildings and 5% for Machinery and equipment.

                                                                  SCHEDULE  VIII

                           ARMCO STEEL COMPANY, L.P.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in Millions)

                 Column A                                  Column B       Column C       Column D        Column E
         ---------------------                            -----------    -----------   ------------    -------------
                                                                                        Deductions
                                                                                          from
                                                                                       Reserves for
                                                                         Additions     Purposes for
                                                          Balance at      Charged         which
                                                           Beginning     to Costs &    Reserves were    Balance at
              Description                                  of Period      Expenses       Provided      End of Period
              -----------                                 -----------    -----------   -------------   -------------
For the Year Ended December 31, 1990:
  Allowance for doubtful accounts.................           $ 2.7         $ 0.3            $ --           $ 3.0
  Allowance for impairment of investments.........             0.1            --              --             0.1
For the Year Ended December 31, 1991:
  Allowance for doubtful accounts.................             3.0           1.5             2.0             2.5
  Allowance for impairment of investments.........             0.1            --              --             0.1
For the Year Ended December 31, 1992:
  Allowance for doubtful accounts.................             2.5           1.0             0.8             2.7
  Allowance for impairment of investments.........             0.1          46.6(A)           --            46.7
For the Year Ended December 31, 1993:
  Allowance for doubtful accounts.................             2.7           1.8              --             4.5
  Allowance for impairment of investments.........            46.7            --              --            46.7

- --------------
NOTES:
(A) Represents impairment of Virginia Horn Taconite Company's investment in Eveleth Expansion Company.

                                                                     SCHEDULE IX

                           ARMCO STEEL COMPANY, L.P.
                             SHORT-TERM BORROWINGS
                             (Dollars in Millions)

                 Column A                   Column B       Column C       Column D       Column E       Column F
         ---------------------             -----------    -----------   -----------     -----------    -----------
                                                                                                        Weighted
                                                                          Maximum         Average        Average
                                                           Weighted        Amount         Amount        Interest
                                             Balance       Average      Outstanding     Outstanding       Rate
         Category of Aggregate                at End       Interest      During the      During the     During the
         Short-Term Borrowings              of Period        Rate         Period(B)      Period(B)      Period(B)
         ---------------------             -----------    -----------   -----------     -----------    -----------
For the Year Ended December 31, 1990:
  Payable to banks......................      $40.0           8.8%         $40.0          $ 3.9            8.8%
  Other(A)..............................       83.0           9.8 (C)       83.0           22.2            8.9
                                              -----         -----          -----          -----          -----

For the Year Ended December 31, 1991:
  Payable to banks......................      $30.0           6.3%         $68.0          $20.5            7.0%
  Other(A)..............................       28.0           5.9           92.0           33.3            6.5
                                              -----         -----          -----          -----          -----

For the Year Ended December 31, 1992:
  Payable to banks......................      $  --            --%         $30.0          $ 4.8            5.5%
  Other(A)..............................         --            --           55.0           26.6            4.2
                                              -----         -----          -----          -----          -----

For the Year Ended December 31, 1993:
  Payable to banks......................      $  --            --%         $  --          $  --             --%
  Other(A)..............................         --            --             --             --             --
                                              -----         -----          -----          -----          -----

- --------------
NOTES:
(A)  Borrowings from an affiliate, which are payable within one year.
(B)  Based on daily balances.
(C)  Based on average rates for two weeks preceding and following year-end.

                                                                      SCHEDULE X

                           ARMCO STEEL COMPANY, L.P.
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                    Column B
                                                    --------
        Column A                          Charged to Costs and Expenses
        --------                  --------------------------------------------
          Item                     1990          1991        1992        1993
          ----                     ----          ----        ----        ----
Maintenance and repairs........   $278.5        $267.1      $265.5      $261.3


INDEPENDENT AUDITORS' REPORT
- ----------------------------

Armco Inc.:

We have audited the statement of consolidated net assets of Armco Financial Services Group - Companies to be Sold as of December 31, 1993 and 1992 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included Financial Statement Schedule I, Summary of Investments - Other than Investments in Related Parties; Schedule III, Condensed Financial Information; Schedule VI, Reinsurance; Schedule VIII, Valuation and Qualifying Accounts; and Schedule X, Supplemental Information Concerning Property-Casualty Insurance Operations. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Armco Financial Services Group - Companies to be Sold at December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 3 and 6 to the consolidated financial statements, effective January 1, 1993 the Company changed its method of accounting for reinsurance contracts and postretirement benefits other than pensions. As discussed in Note 1 to the consolidated financial statements, effective December 31, 1993 the Company changed its method of accounting for investments in debt securities.


DELOITTE & TOUCHE

Milwaukee, Wisconsin
February 25, 1994

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD

STATEMENT OF CONSOLIDATED NET ASSETS
AS OF DECEMBER 31, 1993 AND 1992
(Dollars in thousands)


ASSETS:
                                            1993      1992
                                          --------  --------
Investments (Notes 1, 2):
 Fixed Maturity Investments:
  Held to maturity at amortized cost
   (market $38,879 and $162,819)          $ 38,077  $156,657
  Available for sale at market 1993 and
   amortized cost 1992 (amortized cost
   $366,528 in 1993 and market $253,758
   in 1992)                                379,849   248,684
 Equity securities, at market value
  (cost $1)                                      1         1
 Cash equivalents                           21,953     7,573
                                          --------  --------

   Total Investments                       439,880   412,915
                                          --------  --------

Cash                                           826     4,495
Accrued investment income                    5,988     6,536
Premium balances receivable less
 allowance for doubtful accounts of
 $1,757 and $1,790                          53,707    58,860
Prepaid reinsurance premiums                 3,118     3,051
Reinsurance receivable (Note 3)             28,038    20,378
Deferred policy acquisition costs (Note 1)  19,712    19,727
Property and equipment net of
 accumulated depreciation of $7,914 and
 $6,577                                      7,299     7,942
Due from affiliates (Note 4)                   803         -
Goodwill net of amortization of $549
 and $366 (Note 1)                           6,762     6,945
Other assets (Note 6)                        5,267     4,822
                                          --------  --------

   TOTAL ASSETS                           $571,400  $545,671
                                          ========  ========

LIABILITIES AND NET ASSETS:
LIABILITIES:
  Reserve for losses and loss
   adjustment expenses (Note 3)           $297,553  $284,309
  Unearned premiums (Note 3)                95,992   101,528
  Dividends to policyholders                 4,755     5,659
  Reinsurance premiums payable               1,247     2,171
  Accrued expenses                           8,580     9,158
  Due to affiliates (Note 4)                   -          36
  Postretirement and postemployment
   benefits (Note 6)                        15,347       -
  Other liabilities                          9,234    10,969
  Note payable (Note 7)                      2,800     5,600
                                          --------  --------

   TOTAL LIABILITIES                       435,508   419,430
                                          --------  --------

   NET ASSETS (NOTE 8)                     135,892   126,241
                                          --------  --------

   TOTAL LIABILITIES AND NET ASSETS       $571,400  $545,671
                                          ========  ========

See notes to consolidated financial statements.

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD

STATEMENT OF CONSOLIDATED OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(Dollars in thousands)


                                                 1993       1992        1991
                                               --------   --------    --------
REVENUES:

 Net premiums earned (Note 3)                  $227,693   $239,886    $250,862
 Net investment income (Note 2)                  32,543     34,057      35,294
 Net realized gain on investments (Note 2)       11,150     10,082       2,529
                                               --------   --------    --------

   TOTAL REVENUES                               271,386    284,025     288,685
                                               --------   --------    --------
EXPENSES:

 Losses and loss adjustment expenses
  (Note 3)                                      177,128    196,077     208,988
 Policyholder dividends                           2,414      2,966       5,170
 Policy acquisition costs (Note 1)               46,456     49,912      56,256
 Other expenses (Notes 4, 6)                     34,814     37,853      32,380
                                               --------   --------    --------

   TOTAL EXPENSES                               260,812    286,808     302,794
                                               --------   --------    --------

INCOME (LOSS) FROM OPERATIONS                    10,574     (2,783)    (14,109)
INCOME TAX (BENEFIT) PROVISION (NOTE 5)             223       (166)        246
                                               --------   --------    --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING PRINCIPLE             10,351     (2,617)    (14,355)
                                               --------   --------    --------

 Cumulative effect on prior years of a
  change in accounting principle for
  postretirement benefits, (Note 6)             (14,000)       -           -
                                               --------   --------    --------

NET LOSS                                       $ (3,649)  $ (2,617)   $(14,355)
                                               ========   ========    ========

See notes to consolidated financial statements.

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD

STATEMENT OF CONSOLIDATED CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(Dollars in thousands)


                                            1993        1992        1991
                                         ---------  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                 $  (3,649) $  (2,617)  $ (14,355)
                                         ---------  ---------   ---------
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
 Depreciation and amortization               2,063      1,507       1,561
 Gain on sale of fixed maturity
  investments, net                         (11,150)    (9,816)     (3,385)
 (Gain) loss on sale of
  stock, net                                   -         (266)        855
 Loss on sale of property and equipment         35        -           -
 Changes in:
   Accrued investment income                   548       (452)        482
   Premium balances receivable               5,153       (906)      7,221
   Reinsurance recoverable on paid losses      -         (495)       (592)
   Reinsurance receivable                   (7,660)    (4,100)     (3,652)
   Deferred policy acquisition costs            15      2,381       3,275
   Due to/from affiliates                     (839)       207       1,193
   Prepaid reinsurance premiums                (67)        38         608
   Other assets                               (466)       384       2,016
   Insurance reserves                        7,708      8,740      17,251
   Policyholder dividends payable             (905)      (330)        981
   Reinsurance premiums payable               (924)      (228)     (1,488)
   Accrued expenses                           (578)        46      (3,308)
   Postretirement and postemployment
    benefits                                15,347        -           -
   Other liabilities                        (1,755)       609       4,385
                                         ---------  ---------   ---------
Total adjustments                            6,525     (2,681)     27,403
                                         ---------  ---------   ---------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                        2,876     (5,298)     13,048
                                         ---------  ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of fixed maturity
  investments:
    Held to maturity                        57,733        -           -
    Available for sale                     212,834        -           -
    All other                                  -      195,154     194,043
 Proceeds from maturities of fixed
  maturity investments:
    Held to maturity                           -          -           -
    Available for sale                       7,318        -           -
    All other                                  -       71,422      36,115
 Proceeds from sales of equity securities      -          454         506
 Purchase of fixed maturity investments:
    Held to maturity                       (40,674)       -           -
    Available for sale                    (225,852)       -           -
    All other                                  -     (269,216)   (230,607)
 Purchase of property and equipment           (737)    (1,184)     (1,549)
 Proceeds from sales of property and
  equipment                                     13        -           -
                                         ---------  ---------   ---------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                       10,635     (3,370)     (1,492)
                                         ---------  ---------   ---------

(continued)

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(Dollars in thousands)


                                             1993       1992        1991
                                           -------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on note payable         (2,800)     (5,600)    (2,800)
                                           -------    --------    -------

NET CASH USED IN FINANCING ACTIVITIES       (2,800)     (5,600)    (2,800)
                                           -------    --------    -------

CHANGE IN CASH AND CASH EQUIVALENTS        $10,711    $(14,268)   $ 8,756

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                          12,068      26,336     17,580
                                           -------    --------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR   $22,779    $ 12,068    $26,336
                                           =======    ========    =======

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Cash paid for income taxes                $   150    $     58    $   342
 Cash paid for interest                        408         831      1,010

See notes to consolidated financial statements.
- ------------------------------------------------------------------------------

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
- ----------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Armco Financial Services Group - Companies to be Sold (AFSG - Companies to be Sold or the Company) consists of the net assets of Armco Inc.'s (Armco) insurance companies which Armco intends to sell and which continue underwriting activities. These activities principally represent the transactions of Northwestern National Holding Company, Inc. (NNHC), which is a wholly owned subsidiary of Armco Financial Services Corporation
   (AFSC), which is a wholly owned subsidiary of Armco and is accounted for by Armco as an investment in net assets using the cost recovery method.

   NNHC owns 100% of the common and preferred stock of Northwestern National Casualty Company and its wholly owned subsidiary, NN Insurance Company (collectively, NNCC), Pacific National Insurance Company and its wholly owned subsidiary, Pacific Automobile Insurance Company (collectively, PNIC), SICO, Inc. and its wholly owned subsidiary, Statesman Insurance Company and Statesman's wholly owned subsidiary Timeco, Inc. (collectively, SICO) and Certified Finance Corporation (CFC). CFC had not commenced operations as of December 31, 1993.

   Principles of Consolidation - The consolidated financial statements include
   ---------------------------
   the accounts of NNHC and its subsidiaries NNCC, PNIC, SICO and CFC. Significant intercompany accounts and transactions have been eliminated.

   Business Segment - The Company operates in a single business segment,
   ----------------
   property and casualty insurance.

   Basis of Presentation - The accompanying financial statements have been
   ---------------------
   prepared on the basis of generally accepted accounting principles (GAAP) which vary from statutory reporting practices prescribed or permitted for insurance companies by regulatory authorities (see Note 8).

   Investments - In May 1993, the Financial Accounting Standards Board (FASB)
   -----------
   issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires fixed maturity investments which are available for sale to be recorded at market value. The Company adopted SFAS No. 115 on December 31, 1993 and reclassified certain investments from the "held to maturity class" into the "available for sale" class on the same date. The financial statement effect of adopting the statement was to increase investments by $13,321,000 and net assets by $13,321,000. Amounts reported in the Statement of Consolidated Cash Flows for 1993 are based on the classification of securities prior to the adoption of SFAS No. 115.

   Fixed maturity investments include bonds and mortgage-backed securities. Fixed maturity investments which the Company has the positive intent and ability to hold to maturity ("held to maturity") are reported at amortized cost. Fixed maturity investments which are available for sale ("available for sale") are reported at market value as of December 31, 1993 and at the lower of amortized cost or market, determined in the aggregate, as of December 31, 1992. Equity securities are common stocks which are reported at market value. The difference between cost and market value of common stocks, and investments available for sale at December 31, 1993, is reflected as a component of net assets. Short-term investments (cash equivalents) are reported at cost which approximates market value.

   During 1992, the Company re-evaluated its intentions to hold to maturity all of its bonds and reclassified certain investments as available for sale. Investments classified as available for sale are expected to be held for an indefinite period and may be sold depending on interest rates, cash requirements and other considerations. Because the aggregate market value of these investments exceeded the amortized cost, there was no financial statement effect of this reclassification as of December 31, 1992.

   Investment income consists primarily of interest which is recognized on an accrual basis. Interest income on mortgage-backed securities is determined on the effective yield method based on scheduled principal payments. Realized capital gains and losses, calculated as the difference between proceeds and book value, are determined by specific identification of the investments sold.

   Recognition of Premium Revenues - Premiums, net of reinsurance ceded, are
   -------------------------------
   earned on a pro rata basis over the term of the policy.

   Deferred Policy Acquisition Costs - Policy acquisition costs that vary with
   ---------------------------------
   and are directly related to the production of premiums are deferred and amortized over the terms of the policies to which they relate. Amortization for the years ended December 31, 1993, 1992 and 1991 was $46,456,000, $49,912,000 and $56,256,000, respectively.

   Depreciation - Depreciation on property and equipment is provided primarily
   ------------
   on the straight-line basis over the estimated useful lives of the respective assets.

   Goodwill - Goodwill, which represents the excess of cost over the fair value
   --------
   of net assets of acquired subsidiaries is amortized on a straight-line basis over periods not exceeding 40 years.

   Cash Flow - For purposes of reporting cash flows, the Company considers all
   ---------
   highly liquid short-term investments purchased with maturities of three months or less to be cash equivalents.

   Insurance Liabilities - The liability for losses and loss adjustment expenses
   ---------------------
   is reported net of a receivable for salvage and subrogation of $7,746,000, $7,523,000 and $7,499,000 at December 31, 1993, 1992 and 1991, respectively.

   Participating Policy Contracts - Participating business represents
   ------------------------------
   approximately 14%, 13% and 11% of total premiums in force at December 31, 1993, 1992 and 1991, respectively. Participating business is composed entirely of workers' compensation policies. The amount of dividends to be paid on these policies is determined based on the provisions of the individual policies. Dividend expense for the years ended December 31, 1993, 1992 and 1991, was $2,414,000, $2,966,000 and $5,170,000, respectively.

2. INVESTMENTS

   The amortized cost and market value of the Company's fixed maturity investments as of December 31, 1993 that are designated as held to maturity are as follows:

                                                  GROSS        GROSS
1993                                 AMORTIZED  UNREALIZED  UNREALIZED   MARKET
(Dollars in Thousands)                 COST       GAINS       LOSSES      VALUE
                                     ---------  ----------  -----------  -------
US Treasury securities and
 obligations of US government
 corporations and agencies             $33,100      $1,091       $(240)  $33,951

Corporate securities                     1,000           1         -       1,001

Mortgage-backed securities               3,977          40         (90)    3,927
                                       -------      ------       -----   -------

Total fixed maturity investments
 held to maturity                      $38,077      $1,132       $(330)  $38,879
                                       =======      ======       =====   =======

The amortized cost and market value of the Company's fixed maturity investments as of December 31, 1993 that are designated as available for sale are as follows:






                                                       Gross       Gross
1993                                     Amortized   Unrealized   Unrealized   Market
(Dollars in Thousands)                      Cost       Gains       Losses      Value
                                         ---------   ----------   ----------   ------
US Treasury securities and obligations
 of US government corporations and
 agencies                                 $ 48,399    $ 2,204    $  (452)     $ 50,151

Corporate securities                       189,579      7,273     (1,604)      195,248

Mortgage-backed securities                 110,933      6,432       (450)      116,915

Other debt securities                       17,617        436       (518)       17,535
                                          --------    -------    -------      --------

Total fixed maturity investments
 available for sale                       $366,528    $16,345    $(3,024)     $379,849
                                          ========    =======    =======      ========

  The amortized cost and market value of the Company's fixed maturity investments as of December 31, 1992 that are designated as held to maturity are as follows:

                                                GROSS        GROSS
1992                               AMORTIZED  UNREALIZED  UNREALIZED    MARKET
(Dollars in Thousands)               COST       GAINS       LOSSES       VALUE
                                   ---------  ----------  -----------  ---------
US Treasury securities and
 obligations of US government
 corporations and agencies          $ 23,300      $1,018       $  (1)   $ 24,317


Corporate securities                  65,076       2,241         (51)     67,266

Mortgage-backed securities            67,152       3,190        (290)     70,052

Other debt securities                  1,129          55         -         1,184
                                    --------      ------       -----    --------

Total fixed maturity investments
 held to maturity                   $156,657      $6,504       $(342)   $162,819
                                    ========      ======       =====    ========

The amortized cost and market value of the Company's fixed maturity investments as of December 31, 1992 that are designated as available for sale are as follows:



                                                      Gross       Gross
1992                                     Amortized  Unrealized  Unrealized   Market
(Dollars in Thousands)                      Cost      Gains       Losses     Value
                                         ---------  ----------  ----------   ------
US Treasury securities and obligations
 of US government corporations and
 agencies                                 $ 34,872   $  977     $    (4)   $ 35,845

Corporate securities                       133,670    2,508      (1,336)    134,842

Mortgage-backed securities                  72,430    3,132        (347)     75,215

Other debt securities                        7,712      145          (1)      7,856
                                          --------   ------     -------    --------

Total fixed maturity investments
 available for sale                       $248,684   $6,762     $(1,688)   $253,758
                                          ========   ======     =======    ========

  The amortized cost and market value of the Company's fixed maturity investments at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.







                                       AVAILABLE FOR        HELD TO MATURITY
                                           SALE
                                  AMORTIZED     MARKET     AMORTIZED   MARKET
(Dollars in Thousands)              COST         VALUE       COST       VALUE
                                 -----------  -----------  ---------  ---------
Due in one year or less             $    737     $    754    $ 2,577   $ 2,637
Due after one year through
  five years                          79,793       81,933     11,560    11,641
Due after five years through
 ten years                            54,874       56,728      5,942     6,137
Due after ten years                  120,191      123,519     14,021    14,537
                                    --------     --------    -------   -------
                                     255,595      262,934     34,100    34,952

Mortgage-backed securities           110,933      116,915      3,977     3,927
                                    --------     --------    -------   -------
                                    $366,528     $379,849    $38,077   $38,879
                                    ========     ========    =======   =======

    Proceeds from fixed maturity investment sales and gross realized gains and losses during 1993 are as follows:


                                  PROCEEDS     PROCEEDS      GROSS     GROSS
                                    FROM         FROM      REALIZED   REALIZED
(Dollars in Thousands)             SALES      MATURITIES     GAINS     LOSSES
                                 -----------  -----------  ---------  --------
Available for sale                  $212,834     $  7,318    $10,520   $  (498)

Held to maturity                      57,733            0      1,209       (81)
                                    --------     --------    -------   -------
                                    $270,567     $  7,318    $11,729   $  (579)
                                    ========     ========    =======   =======

     Proceeds from sales and maturities of investments during 1992 and 1991 were $267,030,000 and $230,664,000, respectively. Gross gains of $11,060,000 and
  $5,514,000 and gross losses of $978,000 and $2,985,000 were realized on those sales.

  At December 31, 1993 and 1992, the Company's fixed maturity investments carried at amortized cost of $52,845,000 and $44,716,000, respectively, were on deposit with regulatory authorities.

  Total investment income, investment expense and net investment income for the years ended December 31, 1993, 1992 and 1991 were as follows:

(Dollars in thousands)              1993      1992      1991
                                  --------  --------  --------
INVESTMENT INCOME:
    Fixed maturity investments    $32,485   $33,693   $34,561
    Short-term investments            416       761     1,073
                                  -------   -------   -------

  Total investment income          32,901    34,454    35,634

    Investment expense               (358)     (397)     (340)
                                  -------   -------   -------

  Net investment income           $32,543   $34,057   $35,294
                                  =======   =======   =======

3. REINSURANCE ACTIVITY

   The Company limits the maximum net loss which can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks with other insurers, either on an automatic basis or under general reinsurance contracts known as "treaties" or by negotiation on substantial individual risks. Ceded reinsurance is treated as the risk and liability of the assuming companies.

   Reinsurance contracts do not relieve the Company from its obligations to policyholders. In the event that reinsuring companies are unable to meet their obligations under the agreements, the Company would continue to have primary liability to policyholders for losses incurred. The Company evaluates the financial condition of its reinsurers and evaluates concentrations of credit risk when determining reinsurance placements. At December 31, 1993 reinsurance receivables of $18,061,000 and prepaid reinsurance premiums of $2,026,000 were associated with a single reinsurer. The Company has never suffered a significant loss due to reinsurers unable to meet their obligations.

The following tables summarize amounts related to reinsurance assumed and ceded as of December 31, 1993, 1992 and 1991 and for the years then ended, respectively.


    Premium Activity:
    (Dollars in Thousands)
                                              1993                            1992
                                 ------------------------------   ------------------------------
                                 WRITTEN     EARNED    UNEARNED   WRITTEN     EARNED    UNEARNED
                                 --------   --------   --------   --------   --------   --------
Direct                           $209,791   $215,075   $ 83,983   $222,541   $223,543    $89,267
Assumed:
 Unaffiliated                       6,786      6,173      2,042      3,855      4,156      1,429
 Affiliated                        20,761     21,626      9,967     24,461     25,200     10,832
Ceded:
 Unaffiliated                     (15,241)   (15,174)    (3,118)   (12,963)   (13,002)    (3,051)
 Affiliated                            (7)        (7)       -          (11)       (11)       -
                                 --------   --------   --------   --------   --------   --------

Net                              $222,090   $227,693   $ 92,874   $237,883   $239,886    $98,477
                                 ========   ========   ========   ========   ========   ========

                                              1991
                                 ------------------------------
                                 WRITTEN     EARNED    UNEARNED
                                 --------   --------   --------
Direct                           $226,834   $227,084   $ 90,269
Assumed:
 Unaffiliated                       5,642      5,506      1,730
 Affiliated                        25,527     32,794     11,571
Ceded:
 Unaffiliated                     (13,858)   (14,465)    (3,090)
 Affiliated                           (57)       (57)         -
                                 --------   --------   --------

Net                              $244,088   $250,862   $100,480
                                 ========   ========   ========

     Loss and Loss Adjustment Expense (LAE) Activity:
     (Dollars in Thousands)

                                       1993                      1992
                             -------------------------  -----------------------
                                           LIABILITY                 LIABILITY
                              INCURRED        FOR        INCURRED       FOR
                             LOSS & LAE    LOSS & LAE   LOSS & LAE  LOSS & LAE
                             -----------  ------------  ----------  -----------
Direct                         $175,232      $262,345    $184,620     $242,866
Assumed:
 Unaffiliated                     4,774        12,795       3,781       12,052
 Affiliated                      11,137        30,993      20,280       40,681
Ceded:
 Unaffiliated                   (13,781)      (26,643)    (11,590)     (18,352)
 Affiliated                        (234)       (8,580)     (1,014)     (11,290)
                               --------      --------    --------     --------

Net                            $177,128      $270,910    $196,077     $265,957
                               ========      ========    ========     ========

                                      1991
                             ------------------------
                                           LIABILITY
                             INCURRED         FOR
                             LOSS & LAE   LOSS & LAE
                             ----------   -----------
Direct                         $183,060      $226,861
Assumed:
 Unaffiliated                     6,226        12,237
 Affiliated                      34,663        50,716
Ceded:
 Unaffiliated                   (12,367)      (16,977)
 Affiliated                      (2,594)      (13,561)
                               --------      --------

Net                            $208,988      $259,276
                               ========      ========

     In December 1992, the FASB issued SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The statement establishes the conditions required for a contract to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. The Company adopted SFAS No. 113 on January 1, 1993. Prior to the adoption of the new statement, assets and liabilities were reported net of the effects of reinsurance. Subsequent to the adoption of the new statement, ceded reinsurance balances due from unaffiliated insurers are reported separately as assets. Ceded reinsurance balances due from affiliated insurers continue to be reported in liabilities. As permitted by the statement, prior period financial statements have been restated.

4. TRANSACTIONS WITH AFFILIATES

   The Company has entered into a number of agreements or arrangements with affiliated companies in connection with intercompany services. The net amounts charged (credited) to operations during 1993, 1992 and 1991, were as follows:

(Dollars in Thousands)    1993   1992    1991
                          -----  -----  ------
Service fees              $  32  $  29  $   27
Office rental               -      -     1,016
Other                       635    737     567
                          -----  -----  ------
                          $ 667  $ 766  $1,610
                          =====  =====  ======

   The net amount due from affiliates at December 31, 1993, which includes fees and assessments paid by the Company on behalf of affiliates, was $803,000. At December 31, 1992, $36,000 was due to affiliates.

5. INCOME TAXES

   Armco and the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) effective January 1, 1993. SFAS No. 109 requires an asset and liability approach for financial accounting. Armco accounted for the operating results of the AFSG - Companies to be Sold under the cost recovery method, whereby net income is not recognized until realized through a sale of the business, while net losses are charged against income as incurred. These businesses are now presented as discontinued operations with a portion of the consolidated Armco federal tax provision/benefit being allocated to the Company in accordance with the intraperiod tax allocation provisions of SFAS No. 109. Because Armco is in a consolidated net operating loss position for both financial reporting and federal income tax purposes, no federal income tax provision or benefit was allocated to the Company. Because Armco accounts for the Company as an investment which it intends to sell, the cumulative effect of adopting SFAS No. 109 and the deferred federal tax assets and liabilities applicable to the Company are recorded on the books of Armco, rather than by the Company.

   The Company and its subsidiaries file state income tax returns in several states on both a separate company and combined basis. A provision (benefit) of $223,000, $(166,000) and $246,000 is reported in the Statement of Consolidated Operations for the years ended December 31, 1993, 1992 and 1991, respectively. The 1993 provision includes a current year state income tax provision of $224,000 and adjustments to prior years state income taxes of $(1,000). The 1992 benefit includes a current year state income tax provision of $27,000 and a refund from prior year state income taxes of $(193,000). The 1991 provision includes a current year state income tax provision of $2,000 and an adjustment to prior years state income taxes of $244,000.

6. PENSION, PROFIT SHARING AND BENEFIT PLANS

   The Company has a noncontributory, trusteed retirement plan covering substantially all of its employees. Pension costs relating to this retirement plan are computed based on accepted actuarial methods. It is the Company's policy to fund pension costs as they accrue, but, in no event at less than the amount required by, nor more than the maximum amount allowable under, the Employee Retirement Income Security Act of 1974 (ERISA). Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

   The following table sets forth the retirement plan's funded status and amounts recognized in the financial statements of the Company at December 31, 1993, 1992 and 1991:


(Dollars in Thousands)                      1993       1992        1991
                                          ---------  ---------  ----------
Actuarial present value of benefit
 obligations:
Accumulated benefit obligation,
 including vested benefits of
 $28,833 for 1993, $23,148
 for 1992 and $22,356 for 1991            $ 29,592   $ 23,498    $ 22,885
                                          ========   ========    ========

Projected benefit obligation for
 service rendered to date                 $(31,761)  $(26,474)   $(26,006)
Plan assets at market value                 36,412     33,520      33,373
                                          --------   --------    --------
Plan assets in excess of projected
 benefit obligation                          4,651      7,046       7,367
Unrecognized net (gain) loss                   532     (1,754)     (2,102)
Unrecognized net asset at December 31,
 being amortized over 15 years              (2,504)    (2,817)     (3,130)
Unrecognized prior service cost                 31         39          47
                                          --------   --------    --------
Prepaid pension cost                      $  2,710   $  2,514    $  2,182
                                          ========   ========    ========


 Net periodic pension benefit for 1993, 1992 and 1991 included the following components:

 Service cost -- benefits earned during
  the period                              $    825   $    792    $    632
Interest cost on projected benefit
 obligation                                  2,141      2,030       1,982
Actual return on plan assets                (4,735)    (1,894)     (7,034)
Net amortization and deferral                1,573     (1,259)      4,079
                                          --------   --------    --------

Net periodic pension benefit              $   (196)  $   (331)   $   (341)
                                          ========   ========    ========

  The following assumptions were used in determining the actuarial present value of the projected benefit obligation as of December 31, 1993, 1992 and 1991:

                                          1993   1992   1991
                                          -----  -----  -----
Settlement rate                           7.25%  8.00%  8.00%
Increase in future compensation levels    4.00%  5.00%  5.00%
Long-term rate of return on assets        8.25%  8.75%  8.75%

  The Company, along with other affiliates, has a benefit plan which provides medical and dental benefits for eligible retired employees. Substantially, all employees become eligible for these benefits if they reach normal retirement age while working for the Company. These benefits are funded as claims are paid. In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard requires the accrual of expense for these benefits during the years the employee is actively employed. The Company adopted SFAS No. 106 on January 1, 1993. The cumulative effect of the accounting change resulted in a decrease in 1993 income of $14,000,000.

  The following table sets forth the benefit plan's funded status and amounts recognized in the balance sheets of the companies participating in the plan as of December 31, 1993.



  (Dollars in thousands)
  Accumulated postretirement benefit obligation:
     Retirees                                                 $12,789
     Fully eligible active plan participants                      876
     Other active plan participants                             7,637
                                                              -------
     Total                                                     21,302

  Plan assets at fair value                                         -
                                                              -------

  Accumulated postretirement benefit obligation
    in excess of plan assets                                   21,302

  Unrecognized transition obligation                                -
  Unrecognized prior service cost                                   -
  Unrecognized loss                                              (937)
                                                              -------
  Accrued postretirement benefit liability                    $20,365
                                                              =======

  The accrued postretirement benefit liability applicable solely to the Company is $14,633,000 as of December 31, 1993.

  Net postretirement benefit cost for 1993
    includes the following components:
  Service cost                                                $ 1,007
  Interest cost on accumulated postretirement
    benefit obligation                                          1,492
  Actual return on plan assets                                      -
  Net amortization and deferral                                     -
                                                              -------
  Net periodic postretirement benefit cost                      2,499
  Recognition of transition obligation                         13,147
                                                              -------
  Net postretirement benefit cost                             $15,646
                                                              =======

  Net postretirement benefit cost applicable solely to the Company for the year ended December 31, 1993 is $15,174,000.



  For measurement purposes, an 11.25% annual rate of increase in the per capita cost of covered health care benefits for non-Medicare eligible participants was assumed for 1994 (8.25% used for Medicare eligible participants); the rate was assumed to decrease gradually to 5.25% for all participants by 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the plan's accumulated postretirement benefit obligation as of December 31, 1993 by $2,866,000, and the aggregate service cost and interest cost components of the plan's net periodic postretirement benefit cost for the year by $446,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1993 was 7.25%.

  The Company also has a noncontributory, trusteed profit sharing plan. Annual contributions to the plan (limited to a maximum of 15% of participating salaries) are based upon operating results of the Company. No expense was recorded for the years ended December 31, 1993, 1992 and 1991.

   The Company provides medical, dental and life insurance benefits to eligible participants on long-term disability, at no cost to the participant. Prior to 1993, the Company expensed these benefits on a pay-as-you-go basis. In December 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires recognition of an employer's obligation to provide benefits to former and inactive employees after employment but before retirement. The Company adopted SFAS No. 112 in 1993. The cumulative effect of the accounting change, reported on the Statement of Consolidated Operations as a component of other expenses, resulted in a decrease in 1993 income of $715,000.

7. NOTE PAYABLE

   As partial financing of the SICO acquisition, the Company entered into a $14,000,000 term loan agreement with a local bank. The Company has the option of electing an interest rate tied to the bank's prime or Eurodollar rate. The interest rate on the loan was 5.875%, 5.625% and 7.69% as of December 31, 1993, 1992 and 1991, respectively. The term loan is secured by the stock of SICO. Under the terms of the loan agreement, the Company is required to make principal payments of $700,000 on March 31, 1994 and each quarter end thereafter through December 31, 1994.

   The loan is subject to various covenants. At December 31, 1993, the lender waived compliance with certain existing covenants and new covenants were negotiated effective January 1, 1994. The new covenants require the Company to maintain tangible shareholder's equity, as defined, of $120 million during fiscal 1994. At December 31, 1993, as defined, tangible shareholder's equity was $138.1 million. In addition, various covenants applicable to the Company's subsidiaries require minimum statutory surplus levels and maximum premiums to surplus ratios.

8. NET ASSETS

   NNHC depends on dividends from its subsidiaries to service debt and pay expenses. The payment of shareholder dividends by insurance companies without the prior approval of the state insurance regulators is limited to formula amounts based on net investment income, and capital and surplus determined in accordance with statutory accounting principles. At December 31, 1993, approximately $4.2 million of dividends are available without prior regulatory approval.

   NNCC paid dividends to NNHC of $3,170,000, $3,896,500 and $3,500,000 during the years ended December 31, 1993, 1992 and 1991, respectively

   In accordance with the terms of an order dated April 10, 1985 of the Insurance Commissioner of the State of California (the Commissioner), PNIC may not pay any dividend or other distribution unless the dividend is approved by the Commissioner. PNIC received approval for and paid dividends to NNHC of $1,000,000 during the year ended December 31, 1992 and $450,000 during the year ended December 31, 1991.

   SICO paid dividends to NNHC of $1,500,000 during the year ended December 31, 1992.

   During the year ended December 31, 1991, PNIC redeemed all 500,000 shares of its preferred stock owned by NNHC at the $10 par value. Simultaneous with this redemption, NNHC made a $2,000,000 capital contribution to PNIC and a $3,500,000 contribution to NNCC. This transaction was approved by the Commissioner.

   The following information has been prepared on the basis of statutory accounting principles which differ from GAAP. The principal differences relate to deferred acquisition costs and assets not admitted for statutory reporting.

(Dollars in thousands)                1993      1992       1991
                                    --------   -------   --------
Statutory net income (loss)         $  9,704   $   245   $ (9,639)
Statutory policyholders' surplus     108,734    94,212    100,581


9.  FAIR VALUES OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments. In developing the fair value of financial instruments, the Company uses available market quotes and data, provided by external pricing services, as well as valuation methodologies where appropriate. As considerable judgment is required in interpreting market data and performing valuation methodologies, the fair value estimates presented below are not necessarily indicative of the amounts the Company might pay or receive in actual current market transactions. Furthermore, as a number of the Company's significant assets and liabilities are excluded from the provisions of SFAS No. 107, the disclosures below do not reflect the Company's statement of net assets on a fair value basis, nor the fair value of the Company as a whole.

(Dollars in thousands)               December 31, 1993    December 31, 1992
                                    -------------------  -------------------

                                             Estimated            Estimated
                                  Carrying     Fair     Carrying    Fair
                                   Value       Value     Value      Value
                                  --------   ---------  --------  ---------
Financial Assets:

    Fixed maturity investments    $417,926   $418,728   $405,341   $416,577
    Equity securities                    1          1          1          1
    Cash and cash equivalents       22,779     22,779     12,068     12,068
    Accrued investment income        5,988      5,988      6,536      6,536
    Premium balances receivable     53,707     53,707     58,860     58,860

Financial Liabilities:

    Other liabilities                9,234      9,234     10,969     10,969
    Note payable                     2,800      2,800      5,600      5,600

    The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

    Financial Assets
    ----------------

    Fair values for fixed maturity investments are based on quoted market prices.

    Equity securities are valued based on quoted market prices.

    Cash and cash equivalents are highly liquid investments with maturities of less than three months; carrying value approximates fair value.

    Accrued investment income is valued at carrying value as it is short-term in nature.

    Insurance premium balances receivable are generally collected on a monthly basis. Due to the short-term nature of these receivables, their carrying value approximates fair value.

    Financial Liabilities
    ---------------------

    The Company's insurance reserves are specifically excluded from the provisions of SFAS No. 107.

    Other financial liabilities are valued at their carrying value due to their short-term nature. As permitted under SFAS No. 107, other financial liabilities exclude postretirement and postemployment benefit obligations for purposes of this disclosure.

    The fair value of the Company's note payable is based on current rates offered to the Company for debt of the same remaining maturities.

10.  COMMITMENTS

  The Company leases certain office facilities and equipment under operating leases. Minimum rental commitments under noncancelable leases are as follows:

  (Dollars in Thousands)
          1994             $3,013
          1995              2,288
          1996              1,762
          1997              1,595
          1998                115
       Thereafter               -
                           ------
                           $8,773
                           ======

  Total rental expense was $2,512,000, $2,291,000 and $2,201,000 in 1993, 1992
  and 1991, respectively.

11. LITIGATION

  The Company is involved in various lawsuits that have arisen from the normal conduct of business. These proceedings are handled by corporate and outside counsel. It is the opinion of management that the outcome of these proceedings will not have a material effect on the Company's financial condition or liquidity; however, it is possible that due to fluctuations in the Company's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

12. SUBSEQUENT EVENTS

  On January 31, 1994, Armco announced that it had signed a letter of intent to sell Northwestern National Holding Company, Inc. and its subsidiaries to Vik Brothers Insurance, Inc. (Vik), a privately held, Raleigh, North Carolina-based property and casualty insurance holding company. In connection with the proposed transaction, Vik would pay approximately $70 million at the closing and approximately $15 million, reduced by a potential adjustment for adverse experience in the insurance reserves, in three years. The final agreement is subject to a number of conditions, including a definitive purchase agreement, and approvals by regulatory authorities and the boards of directors of both companies.

- --------------------------------------------------------------------------------

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD   SCHEDULE I

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES AS OF DECEMBER 31, 1993
(Dollars in thousands)

                                                                     AMOUNT AT
                                                                    WHICH SHOWN
                                                          MARKET      IN THE
    TYPE OF INVESTMENT                        COST        VALUE       BALANCE
                                                                       SHEET
- ------------------------------------------------------------------------------
FIXED MATURITY INVESTMENTS:
  Bonds:
     United States Government and government
       agencies and authorities               $116,058    $119,860    $119,058
     Public utilities                           17,617      17,535      17,535
     All other corporate bonds                 270,930     281,333     281,333
                                              --------    --------    --------

           TOTAL FIXED MATURITIES              404,605     418,728     417,926
                                              --------    --------    --------

EQUITY SECURITIES:
  Common stocks:
     Industrial, miscellaneous
       and all other                                 1           1           1
                                              --------    --------    --------

           TOTAL EQUITY SECURITIES                   1           1           1
                                              --------    --------    --------


SHORT-TERM INVESTMENTS                          21,953      21,953      21,953
                                              --------    --------    --------

           TOTAL INVESTMENTS                  $426,559    $440,682    $439,880
                                              ========    ========    ========


See notes to consolidated financial statements.

ARMCO FINANCIAL SERVICES GROUP -                                   SCHEDULE III
   COMPANIES TO BE SOLD (PARENT ONLY)

CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF NET ASSETS AS
OF DECEMBER 31, 1993 AND 1992
(Dollars in thousands)

                                                       1993       1992
ASSETS:                                              --------   --------
 Investments:
   Equity securities at market value (cost $1)       $      1   $      1
   Investments in stock of subsidiaries
     accounted for on the equity method               131,943    124,947
 Cash                                                       5         55
 Other assets                                           6,802      7,008
                                                     --------   --------
    TOTAL ASSETS                                     $138,751   $132,011
                                                     ========   ========

LIABILITIES AND NET ASSETS:
LIABILITIES:
 Other liabilities                                   $     59  $    170
 Note payable                                           2,800     5,600
                                                     --------  --------

    TOTAL LIABILITIES                                   2,859     5,770
                                                     --------  --------

    NET ASSETS                                        135,892   126,241
                                                     --------  --------

    TOTAL LIABILITIES AND NET ASSETS                 $138,751  $132,011
                                                     ========  ========

See notes to condensed financial information.

ARMCO FINANCIAL SERVICES GROUP -                                   SCHEDULE III
  COMPANIES TO BE SOLD (PARENT ONLY)

CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(Dollars in thousands)

                                            1993       1992       1991
                                          --------   --------   --------
REVENUES:

 Net investment income                    $   -      $   -            18
                                          --------   --------   --------
    TOTAL REVENUES                            -          -            18

EXPENSES:

 Interest expense                              299        728      1,037
 Other expenses                                216        230        230
                                          --------   --------   --------

    TOTAL EXPENSES                             515        958      1,267

LOSS - BEFORE EQUITY IN NET INCOME
 (LOSS) OF SUBSIDIARIES                       (515)      (958)    (1,249)

EQUITY IN NET INCOME (LOSS) OF              10,866     (1,659)   (13,106)
 SUBSIDIARIES                             --------   --------   --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING PRINCIPLE        10,351     (2,617)   (14,355)
                                          --------   --------   --------
 Cumulative effect on prior years of a
  change in accounting principle for
  postretirement benefits                  (14,000)      -          -
                                          --------   --------   --------


NET LOSS                                  $ (3,649)  $ (2,617)  $(14,355)
                                          ========   ========   ========

See notes to condensed financial information.

ARMCO FINANCIAL SERVICES GROUP -                                   SCHEDULE III
  COMPANIES TO BE SOLD (PARENT ONLY)

CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(Dollars in thousands)

                                            1993      1992      1991
                                          --------  -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                 $(3,649)  $(2,617)  $(14,355)
 Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
    Equity in net (income) loss of
     subsidiaries                         (11,560)    1,659     13,106
    Cumulative effect of accounting
     changes                               14,000       -          -
    Dividends received from subsidiaries    3,170     6,396      3,950
    Amortization                              183       183        183
    Changes in:
       Other assets                            23        (7)       178
       Other liabilities                      583      (107)        16
                                         --------   -------   --------
    Total adjustments                       6,399     8,124     17,433
                                         --------   -------   --------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                 2,750     5,507      3,078
                                         --------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital contribution to subsidiaries         -         -       (5,500)
 Proceeds from redemption of preferred
 stock                                        -         -        5,000
                                         --------   -------   --------

NET CASH USED IN INVESTING ACTIVITIES         -         -         (500)
                                         --------   -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on note payable        (2,800)   (5,600)    (2,800)
                                         --------   -------   --------

NET CASH USED IN FINANCING
    ACTIVITIES                             (2,800)   (5,600)    (2,800)
                                         --------   -------   --------

CHANGE IN CASH AND CASH EQUIVALENTS           (50)      (93)      (222)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                          55       148        370
                                         --------   -------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR $      5   $    55   $    148
                                         ========   =======   ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Cash paid for interest                  $    408   $   831   $  1,010

See notes to condensed financial information.
- --------------------------------------------------------------------------------

ARMCO FINANCIAL SERVICES GROUP -                                   SCHEDULE III
  COMPANIES TO BE SOLD (PARENT ONLY)

CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL INFORMATION FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

1. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of the AFSG - Companies to be Sold.

2. Long-term debt consists of the following:

                                                    December 31,
                                                1993            1992
                                              -------         -------
          Note payable                        $2,800          $5,600
                                              ======          ======

   As partial financing of the SICO acquisition, the Company entered into a $14,000,000 term loan agreement with a local bank. The Company has the option of electing an interest rate tied to the bank's prime or Eurodollar rate. The interest rate on the loan was 5.875%, 5.625% and 7.69% as of December 31, 1993, 1992 and 1991, respectively. The term loan is secured by the stock of SICO. Under the terms of the loan agreement, the Company is required to make principal payments of $700,000 on March 31, 1994 and each quarter end thereafter through December 31, 1994.

   The loan is subject to various covenants. At December 31, 1993, the lender waived compliance with certain existing covenants and new covenants were negotiated effective January 1, 1994. The new covenants require the Company to maintain tangible shareholder's equity, as defined, of $120 million during fiscal 1994. At December 31, 1993, as defined, tangible shareholder's equity was $138.1 million. In addition, various covenants applicable to the Company's subsidiaries require minimum statutory surplus levels and maximum premiums to surplus ratios.

3. NNHC depends on dividends from its subsidiaries to service debt and pay expenses. The payment of shareholder dividends by insurance companies without the prior approval of the state insurance regulators is limited to formula amounts based on net investment income, and capital and surplus determined in accordance with statutory accounting principles. At December 31, 1993, approximately $4.2 million of dividends are available without prior regulatory approval.

   NNCC paid dividends to NNHC of $3,170,000, $3,896,500 and $3,500,000 during the years ended December 31, 1993, 1992 and 1991 respectively.

   In accordance with the terms of an order dated April 10, 1985 of the Insurance Commissioner of the State of California (the Commissioner), PNIC may not pay any dividend or other distribution unless the dividend is approved by the Commissioner. PNIC received approval for and paid dividends to NNHC of $1,000,000 during the year ended December 31, 1992 and $450,000 during the year ended December 31, 1991.

   SICO paid dividends to NNHC of $1,500,000 during the year ended December 31, 1992.

   During the year ended December 31, 1991, PNIC redeemed all 500,000 shares of its preferred stock owned by NNHC at the $10 par value. Simultaneous with this redemption, NNHC made a $2,000,000 capital contribution to PNIC and a $3,500,000 contribution to NNCC. This transaction was approved by the Commissioner.

4. In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires fixed maturity investments which are available for sale to be recorded at market value. The Company adopted SFAS No. 115 on December 31, 1993.

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD               SCHEDULE VI

REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(Dollars in thousands)

                                                           ASSUMED              PERCENTAGE
PROPERTY AND LIABILITY INSURANCE                   CEDED     FROM               OF AMOUNT
PREMIUM EARNED FOR THE YEARS ENDED     DIRECT   TO OTHER    OTHER       NET     ASSUMED
DECEMBER 31,                           AMOUNT   COMPANIES  COMPANIES   AMOUNT    TO NET
- ------------------------------------  --------  ---------  ---------  --------  --------
    1993                              $215,075    $15,181    $27,799  $227,693    12.2%
                                      ========    =======    =======  ========


    1992                              $223,543    $13,013    $29,356  $239,886    12.2%
                                      ========    =======    =======  ========


    1991                              $227,084    $14,522    $38,300  $250,862    15.3%
                                      ========    =======    =======  ========

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD             SCHEDULE VIII

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(Dollars in thousands)

                                                              AMOUNTS -
                                                               CHARGED
                                                              (CREDITED)
                                                BALANCE AT       TO         BALANCE
                                                BEGINNING     COSTS AND      AT END
FOR THE YEARS ENDED DECEMBER 31,                OF PERIOD      EXPENSE      OF PERIOD
- --------------------------------                ----------  --------------  ---------
1993:

  Allowance for doubtful accounts                 $1,790       $  (33)        $1,757
                                                  ======       ======         ======
  Accumulated depreciation on property &
   equipment                                      $6,577       $1,337         $7,914
                                                  ======       ======         ======

  Amortization of goodwill                        $  366       $  183         $  549
                                                  ======       ======         ======


1992:

  Allowance for doubtful accounts                 $1,409       $  381         $1,790
                                                  ======       ======         ======
  Accumulated depreciation on property &
   equipment                                      $5,469       $1,108         $6,577
                                                  ======       ======         ======

  Amortization of goodwill                        $  183       $  183         $  366
                                                  ======       ======         ======

1991:

  Allowance for doubtful accounts                 $1,414       $   (5)        $1,409
                                                  ======       ======         ======
  Accumulated depreciation on property &
   equipment                                      $4,144       $1,325         $5,469
                                                  ======       ======         ======

  Amortization of goodwill                        $    -       $  183         $  183
                                                  ======       ======         ======

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD                SCHEDULE X

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(Dollars in thousands)

                                                    AS OF DECEMBER 31,
                                          ------------------------------------
                                             1993         1992        1991
                                          ----------   ----------   ----------
Deferred policy acquisition costs         $ 19,712     $ 19,727     $ 22,108


Reserves for losses and loss adjustment    297,553      284,309      274,224
 expenses

Unearned premiums                           95,992      101,528      103,569

                                            FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
                                             1993         1992        1991
                                          ----------   ----------   ----------
Earned premiums                           $227,693     $239,886     $250,862

Net investment income                       43,693       44,139       37,823

Loss and loss adjustment expenses
 incurred:
    Current year                           171,849      185,101      200,067

    Prior years                              5,279       10,976        8,921

Amortization of policy acquisition costs     46,456      49,912       56,256

Paid loss and loss adjustment expenses      172,089     189,396      188,007

Net premiums written                        222,090     237,882      244,088


ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD

DISCLOSURE OF CERTAIN DATA ON LOSS AND LOSS EXPENSE RESERVES

The liability for unpaid losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liability is necessarily based on estimates and, while management believes that the amount is fairly stated, the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed and any adjustments resulting therefrom are reflected in earnings currently. The Company does not discount the liability for unpaid losses and loss adjustment expenses.

AFSG companies to be sold estimates losses for reported claims on an individual case basis. Case reserves are based on experience with a particular type of risk and the available information surrounding each individual claim. Case reserves are reviewed on a regular basis. As additional facts become available, the case reserves are adjusted as necessary. The stability of the case reserving process is monitored through comparison with ultimate settlement.

The estimates of losses for incurred but not reported claims (IBNR), as well as additive reserves for reported claims, are developed primarily from an analysis of historical patterns of the development of paid and incurred losses (dollars and claim counts) by accident year for each line of business. Salvage and subrogation estimates are developed from patterns of actual recoveries.

Allocated loss adjustment expense reserves are developed from an analysis of historical patterns of the development of paid allocated loss adjustment expenses to incurred losses, by accident year, for each line of business. These historical patterns are then applied to projected ultimate losses for each line of business.

Unallocated loss adjustment expense reserves are developed utilizing a cost accounting system. The cost accounting system is based on historical costs modified for anticipated changes in operations and selections of alternative costs.

In December 1992, the FASB issued SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration contracts." The statement establishes the conditions required for a contract to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. The Company adopted SFAS No. 113 in 1993. Prior to the adoption of the new statement, assets and liabilities were reported net of the effects of reinsurance. Subsequent to the adoption of the new statement, ceded reinsurance balances due from unaffiliated insurers are reported separately as assets.
Ceded reinsurance balances due from affiliated insurers continue to be reported in liabilities. As permitted by the statement, prior period financial statements have been restated.

Loss and loss adjustment expense reserves are stated at management's estimate of the ultimate cost of settling all incurred but unpaid claims. Loss and loss adjustment expense reserves are not discounted.