Form 10-Q
period 1994-03-31
ARMCO INC
filed 1994-05-12
CIK 7383

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

     [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended                March 31, 1994
                                      -------------------------------

                                     OR

     [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the transition period from                    to
                               ---------------    -------------------

Commission File No.     1-873-2
                    ---------------

                                  ARMCO INC.
                                  ----------
            (Exact name of registrant as specified in its charter)

              Ohio                                     31-0200500
- - ------------------------------------------------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

     One Oxford Centre, 301 Grant Street, Pittsburgh, Pennsylvania 15219-1415
- - ------------------------------------------------------------------------------
              (Address of principal executive offices, Zip Code)

                                (412) 255-9800
- - ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)
- - ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                              Yes  X         No
                                  ----          ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                              Yes ----          No ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at April 30, 1994:  104,103,174

                                   ARMCO INC.

                                     INDEX



                                                                          Page
                                                                          ----

Part I.   Financial Information

          Condensed Statement of Consolidated Financial Position -
             March 31, 1994 and December 31, 1993                            2

          Condensed Statement of Consolidated Operations and
          Retained Deficit -
             Three Months Ended March 31, 1994 and 1993                      3

          Condensed Statement of Consolidated Cash Flows -
             Three Months Ended March 31, 1994 and 1993                      4

          Notes to Condensed Consolidated Financial Statements             5-9

          Management's Discussion and Analysis of the Condensed
             Consolidated Financial Statements                           10-15

          Segment Report                                                    16


Part II.  Other Information

          Item 1.  Legal Proceedings                                        17

          Item 4.  Submission of Matters to a Vote of Security Holders      18

          Item 6.  Exhibits and Reports on Form 8-K                      18-19

          Signatures                                                        20

          Exhibits
                                      - 1 -

        3
                                              ARMCO INC.
                        CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                             (Unaudited)

(Dollars in millions)                                                 March 31,        December 31,
                                                                        1994               1993
                                                                      ---------        ------------
               ASSETS
Current assets
     Cash and cash equivalents                                       $   175.9         $   183.5
     Receivables, less allowance for doubtful accounts                   192.3             185.1
     Inventories (Note 2)                                                190.2             205.5
     Net assets held for sale                                             27.7              30.9
     Other                                                                18.3              20.4
- - ---------------------------------------------------------------------------------------------------
          Total current assets                                           604.4             625.4

Investments
     Investment in National-Oilwell                                       83.5              83.9
     Investment in North American Stainless                               43.7              43.8
     Investment in AFSG (Note 5)                                          97.1              97.1
     Other, less allowance for impairment                                 43.1              44.3

Property, plant and equipment                                            997.8             983.0
Accumulated depreciation                                                (466.9)           (455.2)
- - ---------------------------------------------------------------------------------------------------
Property, plant and equipment - net                                      530.9             527.8

Deferred tax asset                                                       295.6             295.6
Goodwill and other intangible assets                                     160.9             162.6
Other assets                                                              23.1              24.2
- - ---------------------------------------------------------------------------------------------------
          Total assets                                               $ 1,882.3         $ 1,904.7
- - ---------------------------------------------------------------------------------------------------

    LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
     Accounts and notes payable                                      $   106.8         $   119.6
     Employee benefit obligations                                        133.8              98.3
     Accrued salaries and wages                                           30.5              28.7
     Other accrued liabilities                                           101.9              98.1
     Current portion of long-term debt and lease obligations               2.8               8.3
- - ---------------------------------------------------------------------------------------------------
          Total current liabilities                                      375.8             353.0

Long-term debt and lease obligations                                     387.2             379.7
Long-term employee benefit obligations                                 1,274.5           1,270.9
Other liabilities                                                        180.6             204.5
Commitments and contingencies (Notes 5 and 8)
Class B common stock of subsidiary,
     redemption values $13.5 and $13.2                                     9.8               9.7
Shareholders' deficit (Note 7)
     Preferred stock - Class A                                           137.6             137.6
     Preferred stock - Class B                                            48.3              48.3
     Common stock                                                          1.0               1.0
     Additional paid-in capital                                          950.8             951.1
     Retained deficit                                                 (1,482.0)         (1,450.3)
     Net foreign currency translation adjustments                         (1.3)             (0.8)
- - ---------------------------------------------------------------------------------------------------
          Total shareholders' deficit                                   (345.6)           (313.1)
- - ---------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' deficit                $ 1,882.3         $ 1,904.7
- - ---------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.


                                               - 2 -
        4
                                                 ARMCO INC.
                                CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS
                                             AND RETAINED DEFICIT
                                                 (Unaudited)
(Dollars and shares in millions,                                                 Three Months Ended
  except per share amounts)                                                           March 31,
                                                                               ----------------------
                                                                                  1994        1993
                                                                               ----------  ----------
Net sales                                                                      $   379.6   $   426.6

Cost of products sold                                                             (346.7)     (387.2)
Selling and administrative expenses                                                (23.8)      (31.5)
Special charges (Note 3)                                                           (20.0)        -
- - -----------------------------------------------------------------------------------------------------
Operating profit (loss)                                                            (10.9)        7.9

Interest income                                                                      1.9         1.6
Interest expense                                                                    (8.9)      (10.8)
Sundry other - net                                                                 (10.7)       (5.7)
- - -----------------------------------------------------------------------------------------------------
Loss before income taxes                                                           (28.6)       (7.0)

Credit (provision) for income taxes (Note 9)                                        (0.2)        6.9
- - -----------------------------------------------------------------------------------------------------
Loss from Armco and consolidated subsidiaries                                      (28.8)       (0.1)

Equity in income (losses) of equity companies                                        1.6       (21.0)
- - -----------------------------------------------------------------------------------------------------
Loss from continuing operations                                                    (27.2)      (21.1)

Discontinued operations - Worldwide Grinding Systems
     Loss from operations                                                            -          (0.9)
- - -----------------------------------------------------------------------------------------------------
Loss before extraordinary items and
     cumulative effect of accounting changes                                       (27.2)      (22.0)

Cumulative effect of changes in accounting for postretirement
     and postemployment benefits and income taxes (Note 10)                          -        (307.5)
- - -----------------------------------------------------------------------------------------------------
Net loss                                                                           (27.2)     (329.5)
- - -----------------------------------------------------------------------------------------------------
Retained deficit, beginning of period                                           (1,450.3)     (790.7)
Preferred stock dividends                                                           (4.5)       (4.5)
- - -----------------------------------------------------------------------------------------------------
Retained deficit, end of period                                                $(1,482.0)  $(1,124.7)
- - -----------------------------------------------------------------------------------------------------
Weighted average number of common and common
  equivalent shares outstanding - primary                                          104.1       103.6
Net loss applicable to common stock                                            $   (31.7)  $  (334.0)
Per share of common stock - primary
     Loss from continuing operations                                           $   (0.30)  $   (0.25)
     Loss from discontinued operations                                               -           -
- - -----------------------------------------------------------------------------------------------------
     Loss before cumulative effect of accounting changes                           (0.30)      (0.25)
     Cumulative effect of changes in accounting for certain postretirement
          and postemployment benefits and income taxes                               -         (2.97)
- - -----------------------------------------------------------------------------------------------------
     Net loss per share - primary                                                  (0.30)      (3.22)
     Net loss per share - fully dilutive                                             *           *

Cash dividends per share
     $2.10 Class A                                                             $   0.525   $   0.525
     $3.625 Class A                                                                0.906       0.906
     $4.50 Class B                                                                 1.125       1.125

*  Antidilutive or dilution less than 3%
See Notes to Condensed Consolidated Financial Statements.

                                               - 3 -
        5
                                              ARMCO INC.
                             CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                             (Unaudited)

(Dollars in millions)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       ---------------------
                                                                                         1994        1993
                                                                                       ---------   ---------
Cash flows from operating activities:
     Net loss                                                                          $  (27.2)   $ (329.5)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and lease-right amortization                                           12.2        14.0
       Loss from discontinued operations                                                    -           0.9
       Gain on sales of investments and facilities                                          -          (0.9)
       Equity in losses and undistributed earnings of associated companies                 (0.6)       21.0
       Special charges                                                                     20.0         -
       Cumulative effect of accounting changes                                              -         307.5
       Other                                                                                3.1        (2.4)
     Change in assets and liabilities, net of effects of acquisitions and dispositions:
       Accounts receivable                                                                (10.4)      (25.0)
       Inventory                                                                           15.0        (6.7)
       Payables and accrued expenses                                                        8.0        10.2
       Other assets and liabilities - net                                                  (9.5)       (2.6)
- - ------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                                   10.6       (13.5)
- - ------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Net proceeds from the sale of businesses and assets                                  0.8        11.4
       Proceeds from the sale and maturity of marketable securities                         -           1.0
       Proceeds from the sale of investments                                                4.9         2.6
       Purchase of investments                                                             (7.0)       (1.6)
       Contributions to equity investees                                                    -          (3.9)
       Capital expenditures                                                               (15.4)       (9.0)
       Net cash used in discontinued operations                                            (0.7)      (33.1)
       Other                                                                                2.8        (2.3)
- - ------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                (14.6)      (34.9)
- - ------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from drawdown of construction debt                                          7.5         -
       Principal payments on debt                                                          (5.6)       (0.1)
       Change in notes payable                                                              -          (0.7)
       Dividends paid                                                                      (4.5)       (4.5)
       Other                                                                               (1.0)        1.2
- - ------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                                 (3.6)       (4.1)
- - ------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                     -          (1.9)
- - ------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                    (7.6)      (54.4)
Cash and cash equivalents:
     Beginning of year                                                                    183.5       171.3
- - ------------------------------------------------------------------------------------------------------------
     End of period                                                                     $  175.9    $  116.9
- - ------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                        $    4.8    $    6.5
       Income taxes                                                                         0.1         0.3

See Notes to Condensed Consolidated Financial Statements.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(Dollars in millions,
except per share amounts)

 1. The condensed consolidated financial statements of Armco Inc. (Armco) should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1993.

In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly, in all material respects, the financial position as of March 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the year 1994.

 2. Armco's inventories are valued at the lower of cost or market. Cost of inventories at most of Armco's domestic operations is measured on the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                                March 31,     December 31,
     Inventories on LIFO:                         1994           1993
     -------------------                        ---------     ------------
       Finished and semi-finished               $ 169.0         $ 190.8
       Raw materials and supplies                  24.2            21.5
       Less - Adjustment to state
         inventories at LIFO value                (36.3)          (38.5)
                                                 -------         -------
         Total                                    156.9           173.8
                                                 -------         -------
     Inventories on average cost:
       Finished and semi-finished                  12.5            14.1
       Raw materials and supplies                  20.8            17.6
                                                 -------         -------
         Total                                     33.3            31.7
                                                 -------         -------
         Total inventories                      $ 190.2         $ 205.5
                                                 =======         =======

 3. In the three months ended March 31, 1994, Armco recorded a special charge of $20.0 for expenses associated with the temporary idling and restructuring of its Empire-Detroit steelmaking facilities in Mansfield and Dover, Ohio, and a small Indiana processing facility. Current plans call for these facilities to be idled in the second quarter of 1994 and until completion of construction of a new thin-slab continuous caster at the Mansfield facility, scheduled for mid-1995. Approximately two-thirds of the charge is associated with group insurance, workers' compensation and other benefits for employees while the plant is idled. The remaining third of the charge relates to inventory writedowns and work force reductions. The liabilities related to this charge are primarily in the current portion of employee benefit obligations in the Condensed Statement of Consolidated Financial Position.

 4. On April 7, 1994, Armco Steel Company, L.P. (ASC), a 50%-owned joint venture limited partnership between subsidiaries of Armco and Kawasaki Steel Corporation, completed an initial public offering and recapitalization. As part of this transaction, the business and assets of ASC were transferred to AK Steel Corporation (AK Steel), a newly formed, publicly traded company. In exchange for its interest in ASC, Armco received 1,023,987 shares of stock in AK Steel with a market value, based on the initial public offering price, of approximately $24.0. The stock represents about four percent of the outstanding AK Steel shares immediately after the initial public offering. In addition, Armco was released from certain obligations to make future cash payments to the former joint venture. The number of shares received and other terms of the restructuring and recapitalization were determined by arm's-length negotiations.

As a result of the transaction, Armco expects to recognize nonrecurring gains in the second quarter of 1994 totaling approximately $67.0, or $.64 per share, primarily as a result of its release from certain obligations, as discussed above, the recognition of deferred pension curtailment gains established at ASC's formation and the recording of a tax benefit related to the effect of this transaction. In addition, should Armco decide to sell its shares in AK Steel, following the 180-day waiting period included in the transaction agreement, it would recognize a gain equal to the net proceeds received upon such sale.

The following is summarized financial information for ASC for the three months ended March 31, 1994 and 1993:

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     1994      1993
                                                     ----      ----
     Customer sales                                $ 445.9   $ 368.5
     Operating profit (loss)                          22.9     (20.3)
     Net income (loss)                                10.3     (33.8)
     Armco's equity in ASC results                     -       (17.9)

Losses incurred by ASC during the first quarter of 1993 reduced Armco's investment in ASC to zero, after which Armco stopped recording its equity in losses of the joint venture.

 5. Armco Financial Services Group (AFSG) consists primarily of insurance companies which Armco intends to sell and which continue underwriting activities (AFSG companies to be sold) and insurance companies that have stopped writing new business for retention and are being liquidated (runoff companies).

In January 1994, Armco signed a letter of intent to sell the AFSG companies to be sold. The final agreement is subject to a number of conditions, including a definitive purchase agreement and approvals by regulatory authorities and the boards of directors of both companies. The proceeds from a sale of these businesses have been pledged as security for certain note obligations due to the runoff insurance companies and will be retained in the investment portfolio of the AFSG runoff companies.

Armco's investment in the AFSG companies to be sold is recorded at its estimate of net realizable value, $73.9 at March 31, 1994. These businesses are accounted for as discontinued operations and, as such, Armco does not recognize, in its financial statements, AFSG's results of operations. The following presents the summarized results of operations and financial condition of the AFSG companies to be sold:

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
     Results of Operations                            1994       1993
     ---------------------                            ----       ----
       Premiums earned                              $ 53.9     $ 58.5
       Losses and loss adjustment expenses           (44.7)     (42.7)
       Underwriting expenses                         (21.1)     (22.2)
                                                     ------     ------
            Underwriting loss                        (11.9)      (6.4)
       Investment income                               7.3       10.4
                                                     ------     ------
            Income (loss) before
              effect of accounting change             (4.6)       4.0
       Cumulative effect of accounting
            change for postretirement benefits         -        (14.0)
                                                     ------     ------
       Net loss                                     $ (4.6)    $(10.0)
                                                     ======     ======

The net loss experienced during the first quarter of 1994 related primarily to winter storm losses during the period.

                                                    March 31, December 31,
    Financial Condition                               1994       1993
    -------------------                             ---------  --------
     Assets:
       Invested assets                               $ 423.9   $ 440.7
       Receivables                                      92.6      87.7
       Other  assets                                    41.9      43.0
                                                      ------    ------
          Total assets                                 558.4     571.4

     Liabilities:
       Property and casualty reserves                  407.2     398.3
       Payables and other liabilities                   34.6      37.2
                                                      ------    ------
          Total liabilities                            441.8     435.5
                                                      ------    ------
     Net assets                                        116.6     135.9

     Net income not recognized                          (5.8)    (10.4)
     Unrealized investment gain/loss
       not recognized                                    1.4     (13.3)
     Loss on disposal of business                      (45.0)    (45.0)
     Net liabilities to be retained                      6.7       6.7
                                                      ------    ------

     Armco's investment                              $  73.9   $  73.9
                                                      ======    ======

The runoff companies are accounted for by Armco as discontinued operations under the liquidation basis of accounting whereby all future cash inflows and outflows are considered. Armco believes, based on current facts and circumstances, including the opinion of outside actuaries, that future changes in estimates of net losses relating to the ultimate liquidation of the runoff companies will not be material to Armco's financial position or liquidity. As of March 31, 1994 and December 31, 1993, Armco's investment in the net assets of the runoff companies was $23.2.

There are various matters pending which involve AFSG, relating to litigation, arbitration and regulatory affairs, including matters related to Northwestern National Insurance Company, a runoff company currently involved in, among other matters, arbitration and litigation with respect to certain reinsurance programs. The ultimate liability from such matters at March 31, 1994 cannot be determined; but in Armco's opinion, based on current facts and circumstances and the views of outside counsel and advisors, any liability resulting will not materially affect Armco's financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

 6. In the fourth quarter of 1993, Armco entered into an amended credit agreement with a group of banks to provide a credit facility for borrowings up to $170.0 on a revolving credit basis until December 31, 1995, secured by certain of Armco's receivables and inventories. At March 31, 1994, Armco had no borrowings outstanding under the agreement, but had utilized $89.5 of the credit facility for letters of credit.

The amended credit agreement requires Armco to maintain a minimum working capital of $225.0 during 1994. At March 31, 1994, Armco's working capital, as defined, was $227.7. In addition, Armco must maintain cumulative net income greater than zero for the year 1994, increasing by $10.0 per quarter in 1995, and meet certain ratio requirements. Noncompliance with any of these covenants or the occurrence of any other event of default could result in the lending banks terminating their commitments under the credit agreement and/or accelerating the payments of amounts due thereunder. Based on internal estimates, Armco believes that its working capital may fall below the minimum requirement during the second quarter of 1994. Armco is currently negotiating amendments to these covenants, including the minimum working capital requirement, to provide additional flexibility; however, no assurance can be given that these amendments will be obtained.

 7. Under terms of the credit agreement (Note 6), Armco is not permitted to pay cash dividends on its common stock. The payment of dividends on preferred stock is prohibited if Armco is in default under the credit agreement.

Under terms of the indentures for Armco's 11.375% Senior Notes Due 1999 and 9.375% Senior Notes Due 2000, Armco cannot pay a dividend on its common stock or repurchase its capital stock, unless it meets certain financial tests described in the indentures. Armco does not expect to be able to meet these tests in the near future.

Armco is incorporated in the State of Ohio and is permitted to pay dividends on its common and preferred stock only to the extent that it has surplus as defined in the corporate statute of Ohio. At March 31, 1994, the amount from which Armco is permitted to pay dividends was $36.5.

At its April 1994 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 cumulative convertible Class A, $3.625 cumulative convertible Class A and $4.50 cumulative convertible Class B preferred stock issues.

 8. First Taconite Company, a subsidiary of Armco, and a subsidiary of LTV Corporation, each owned a 50% interest in the properties and assets of Reserve Mining Company (Reserve Mining), a Minnesota partnership that produced taconite iron ore pellets and which filed for reorganization under Chapter 11 in 1986. On August 17, 1989, Cyprus Northshore Mining Corporation (Cyprus), a wholly owned subsidiary of Cyprus Minerals Company, purchased the assets of Reserve Mining. On that date, Armco and First Taconite Company entered into an agreement with the State of Minnesota, the Reserve Mining Company bankruptcy trustee and Cyprus, whereby Cyprus agreed to operate the Reserve Mining facility and, upon the purchase by AK Steel (formerly ASC) of certain quantities of iron ore pellets produced by the facility, or upon an approved modification to a tailings disposal site closure plan by the state as provided in the agreement, Cyprus agreed to assume closure and perpetual maintenance obligations of the tailings disposal site. Cyprus continues to operate the facility.

In connection with the formation of ASC, ASC assumed and agreed to satisfy and indemnify Armco against certain obligations and liabilities related to the business and assets transferred to ASC including, among other things, environmental-related costs and obligations, employee benefit obligations, and liabilities under certain long-term supply contracts. As part of the recapitalization which resulted in the formation of AK Steel (Note 4), AK Steel assumed such obligation and indemnification of Armco.

In 1990, Armco, through a subsidiary, formed North American Stainless (NAS), a 50%-owned joint venture established to build and operate a new chrome nickel stainless steel finishing facility in Carrollton, Kentucky. At March 31, 1994, Armco had trade receivables from NAS of $24.4. Armco provides a $7.4 letter of credit to secure 50% of NAS debt service payments.

NAS had long-term debt outstanding totaling $129.0 at March 31, 1994 as well as a revolving bank credit facility totaling $40.0, which was fully utilized as of March 31, 1994. At December 31, 1993 and March 31, 1994, NAS was not in compliance with certain covenants contained in these loan agreements. Lenders have agreed to waive compliance with those covenants as of December 31, 1993 and March 31, 1994 and discussions are underway with lenders regarding appropriate amendments to the financial tests.

Early in the second quarter of 1994, Armco and its partner in the joint venture, Acerinox S.A. of Spain, together invested an additional $12.1 in NAS. Armco is currently limited, under its debt agreements, as to the amount of contributions it can make to its joint venture partnerships.

Armco has entered into certain contracts, which mature over the next two years, related to nickel, a commodity used in the production of stainless steel. These contracts involve the cash settlement of the difference between the market price at maturity and the contract price. Gains and losses related to outstanding contracts are recognized in income currently. Based on market values at March 31, 1994, contracts with a nominal amount of $11.9 would require Armco to pay a total of $3.6 during 1994 and 1995. The liability for such amount has been recognized in the financial statements.

There are various claims pending involving Armco and its subsidiaries regarding product liability, antitrust, patent, employee benefits, environmental and hazardous waste matters, reinsurance and insurance arrangements (Note 5), and other matters arising out of the conduct of Armco's business. In addition, Armco is involved with various claims brought against Reserve Mining. If the claimants are successful in such claims, Armco could become liable for these non debt obligations in an amount that could be substantial. Armco believes that the ultimate liability from pending claims and contingent liabilities will not materially affect the consolidated financial condition or liquidity of Armco; however, it is possible that due to fluctuations in Armco's results, future developments with respect to such matters could have a material effect on the results of operations in future interim or annual periods. At March 31, 1994, Armco had recorded on its Condensed Statement of Consolidated Financial Position, legal and environmental reserves of $90.8, of which $21.7 was classified as current.

 9. In the three months ended March 31, 1993, Armco recognized income of $6.0 as the result of a settlement of state income taxes related to a former Armco subsidiary. Of the total amount, $2.4 was recorded in Credit (provision) for income taxes and $3.6, representing interest on the settlement, was recorded in Sundry other - net. In addition, Armco reversed a federal tax reserve of $4.3 as a result of the resolution of certain tax issues. This amount was recorded in Credit (provision) for income taxes. For the quarter ended March 31, 1994, there was no change in the deferred tax asset valuation allowance affecting the net loss for the period.

10. Effective January 1, 1993, Armco adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), which required accrual of the estimated cost of these benefits during the years an employee is actively employed, rather than the previous practice of expensing these benefits on a pay-as-you-go basis after the participant is retired. Armco elected to recognize immediately the cumulative effect of this obligation and as a result recognized a net of tax charge of $440.0 or $4.25 per share as of January 1, 1993.

Armco adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), effective January 1, 1993. The cumulative effect of adopting SFAS 109, excluding a tax benefit of $170.3 for the cumulative effect of adoption of SFAS 106, was a benefit of $135.6 or $1.31 per share as of January 1, 1993.

Effective January 1, 1993, Armco adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, and recorded $3.1, or $.03 per share, of expense for the cumulative effect of establishing additional liabilities for certain short-term and long-term disability benefit plans.


11.  Information relating to Armco's industry segments can be found on page
16.

- - -------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  -------------------------------------------
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
(Dollars in millions, except per share data)


GENERAL
- - -------

Armco's results in the first quarter of 1994 and 1993 were as follows:

                                                Three Months Ended
                                                     March 31,
                                                -------------------

                                                  1994      1993
                                                  ----      ----
     Net sales                                  $ 379.6   $ 426.6
     Operating profit (loss)                      (10.9)      7.9
     Loss before cumulative effect of
          accounting changes                      (27.2)    (22.0)
     Net loss                                     (27.2)   (329.5)

Sales in the first quarter of 1994 decreased 11% from the first quarter of 1993, primarily because of the absence in 1994 of businesses that were sold or are no longer consolidated. Such businesses represented $64.4 of sales in the first quarter of 1993. Excluding those businesses from 1993, sales would have increased 5% in the first quarter of 1994 versus 1993.

The first quarter operating loss was primarily attributable to losses at the Empire-Detroit Steel Division, offset by strong performances at Armco Advanced Materials Company, Coshocton Stainless and Douglas Dynamics, Inc. (Douglas Dynamics) (see Business Segment Results).

The net loss in the first quarter of 1994 included a $20.0 special charge for expenses related to the temporary idling and restructuring of Empire-Detroit's steelmaking facilities in Mansfield and Dover, Ohio and a small Indiana processing facility. The net loss in the first quarter of 1993 included a cumulative effect charge of $307.5 for adopting new accounting standards for postretirement and postemployment benefits and income taxes. Also included in the first quarter of 1993 are federal and state tax-related credits of $10.3, as well as an equity loss of $17.9 from Armco Steel Company, L.P. (ASC).


BUSINESS SEGMENT RESULTS
- - ------------------------

Specialty Flat-Rolled Steel
- - ---------------------------

                                                Three Months Ended
                                                     March 31,
                                                -------------------

                                                  1994      1993
                                                  ----      ----
     Net sales                                  $ 263.2   $ 260.9
     Operating profit                              30.1      19.9

     Shipments (000s of net tons)                 174       169
     Production (000s of net tons)                212       244
     Capability utilization                        99%       98%

Customer sales increased by 1% and tons shipped increased by 3% in the first quarter of 1994 versus 1993, driven mainly by demand for automotive chrome stainless, electrical steel and stainless specialty strip. These gains were partially offset by declines in shipments in stainless flat plate and chrome nickel stainless sheet, the latter of which is now being finished by North American Stainless (NAS).

Average sales per ton declined due to the higher demand for relatively low priced automotive chrome and by the transfer of higher priced chrome nickel sheet and coil plate products to NAS.

Operating profit was 11% of sales in the first quarter of 1994 compared to 8% of sales in the first quarter of 1993. The improvement in operating margin reflects improved electrical steel selling prices, higher plant utilization resulting in lower costs for all products produced at the Butler, Pennsylvania plant, as well as improved cost performance from higher operating levels at the Coshocton, Ohio plant.

Raw steel production of 212,000 tons in the first quarter of 1994 was down 13% compared to the same period of 1993, due to the closing of the Eastern Stainless Corporation melt shop in July 1993. Butler's production in the first quarter was equal to production in the first quarter of 1993. Butler's cast steel production capacity is estimated to be 860,000 tons in 1994, versus 850,000 tons in 1993.

Outlook: Operating results are expected to continue to improve relative to 1993 as a result of continued strong market conditions, scheduled price increases and improved production efficiencies. Order rates for stainless sheet and strip, particularly for the automotive industry, are expected to remain strong through the second quarter and into the third quarter of 1994. Demand for oriented electrical steel for distribution transformers and cold rolled non-oriented electrical steel for motors and generators is also expected to remain strong. Demand for stainless flat plate is expected to remain relatively soft, due to weak capital spending in the chemical process industry.

Nearly all of the steel plants of Allegheny Ludlum, a specialty steel competitor of Armco, were idled effective April 1, 1994 due to a strike by the United Steelworkers of America. Only Allegheny Ludlum's Jessop Specialty Products facility, which makes cut-plate and tool steels, has continued working under a separate labor agreement. The duration of this strike is not known at this time. However, this situation has placed additional demand on Armco's plants for oriented electrical steels and sheet and strip stainless products. Since Armco is operating close to current capacity, it has been unable to meet much of this increased demand.

In January 1994, imports of all specialty flat-rolled steel products increased sharply compared with a year ago. Imports of stainless sheet and strip increased 59% between January 1993 and January 1994, while domestic shipments rose only 7% in the same period. The sharper increase in imports vis-a-vis shipments caused import penetration to jump from 19.3% to 26.1%. Imports of stainless plate were 70% higher in January 1994 than in January 1993, while domestic shipments were only 5% higher. As a result, import penetration of plate increased from 13.8% to 20.6%. Electrical steel imports surged 91% between January 1993 and January 1994, while domestic shipments increased only 2%. As a result, import penetration jumped from 19.6% to 31.4%.

With respect to grain-oriented electrical steel, in 1993 Armco and a domestic competitor, as well as several labor unions representing work forces at specialty steelmaking plants, filed countervailing and anti-dumping petitions against Italy. There was also an anti-dumping duty petition filed against Japan, in which Armco was not a party. In October 1993, the International Trade Commission (ITC) issued a preliminary finding of injury. On January 25, 1994, the U.S. Department of Commerce announced a preliminary countervailing duty margin of 23.14% on imports of grain-oriented electrical steel from Italy. On February 3, the Department of Commerce announced preliminary anti-dumping duties of 5.62% against Italy and 31.08% against Japan. Final injury determination by the ITC is now scheduled for May regarding the countervailing duty of imports from Italy and for June regarding the anti-dumping investigation of imports from Japan and Italy.

Other Steel and Fabricated Products
- - -----------------------------------

                                                Three Months Ended
                                                     March 31,
                                                -------------------

                                                  1994      1993
                                                  ----      ----
     Net sales                                  $ 116.4   $ 165.7
     Special charge                               (20.0)      -
     Operating loss                               (34.1)     (2.1)

Net sales decreased by 30% in the first quarter of 1994 as compared to the same period in 1993, due to the absence in 1994 of businesses that were sold or no longer consolidated. Those businesses represented $64.4 in sales in the first quarter of 1993. Excluding those sales from the comparison, net sales in the first quarter of 1994 would have increased 15% over the first quarter of 1993, as sales increased largely as a result of higher snowplow shipments at Douglas Dynamics.

The increased operating loss for this segment in the first quarter of 1994 was due to an operating loss of $41.6 at Empire-Detroit, compared to an operating loss of $8.2 in the same period in 1993. The loss at Empire-Detroit included a special charge of $20.0 in connection with expenses related to the temporary idling and restructuring of Empire-Detroit's steelmaking facilities in Mansfield and Dover, Ohio and a small processing facility in Indiana. These facilities will be idled until the installation of a new thin-slab continuous caster at the Mansfield facility, scheduled for completion by mid-1995.

In addition to the special charge, losses at Empire-Detroit increased in the first quarter of 1994 relative to 1993 due to the loss of the main drive motor in the blooming mill at Mansfield in early March, increases in scrap prices of nearly $50 per ton in the past year without a corresponding increase in selling prices and operational inefficiencies due to the extreme cold weather.

The other businesses in the segment were profitable. Douglas Dynamics had a significant increase in operating profit due to strong sales of snowplows as a result of record snowfalls and four-wheel drive vehicle sales. Sawhill Tubular was marginally profitable, reflecting the continued ramp-up, and less than full utilization, of the new stretch reduction mill at the Sharon, Pennsylvania plant, as well as higher hot band costs.

Outlook: Empire-Detroit is expected to incur lower, but still substantial, operating losses until the start-up of the thin-slab caster in 1995. All efforts are being made to mitigate losses as well as to determine the most economical utilization of all facilities in Mansfield, within the context of Armco's overall facilities, after the new caster starts up. The blooming mill motor is expected to be repaired by the end of May, 1994. If demand for electrical and automotive chrome products continues to be strong, Armco may re-start some or potentially all of the Mansfield, Ohio plant of Empire-Detroit to help meet customers' production schedules.

Demand for standard pipe, the main product at Sawhill Tubular, is expected to continue to improve gradually in line with the general economy and construction activity. Higher sales, together with fuller utilization of the stretch reduction mill, are expected to enhance Sawhill Tubular's sales and profits for the rest of 1994.

Douglas Dynamics' sales and earnings are expected to grow further in 1994, driven by strong demand for four-wheel drive vehicles, distributors' need to replace inventory and sales of new products.


DISCONTINUED OPERATIONS
- - -----------------------

Armco Financial Services Group
- - ------------------------------

The Armco Financial Services Group consists primarily of insurance companies which Armco intends to sell and which continue underwriting activities (AFSG companies to be sold) and insurance companies that have stopped writing new business for retention and are being liquidated (runoff companies).

In January 1994, Armco signed a letter of intent to sell the AFSG companies to be sold. The final agreement is subject to a number of conditions, including a definitive purchase agreement and approvals by regulatory authorities and the boards of directors of both companies. Armco's investment in the AFSG companies to be sold totaled $73.9. Those businesses are accounted for as discontinued operations. Proceeds from the sale will remain committed to the support of Armco's runoff insurance subsidiaries.

AFSG companies to be sold

Direct written premiums in the first quarter of 1994 were $53.7, which was 3% lower than the first quarter of 1993. The shutdown of the Southwest Region (Texas) in early 1993 reduced commercial lines writings by $1.6.

The loss from underwriting was $11.9 in the first quarter of 1994 compared to a $6.4 loss in the first quarter of 1993. The $5.5 increase in underwriting loss was primarily due to losses associated with the 1994 winter storms in the Northeast and Midwest. Earned premiums in the first quarter of 1994 were $4.6 less than in the first quarter of 1993. The unfavorable variance in earned premium in the first quarter of 1994 was accompanied by unfavorable variances of $1.9 in losses incurred and $0.1 in loss adjustment expenses. Partly offsetting these unfavorable variances, deferred acquisition costs expensed in the first quarter of 1994 were $0.7 lower than in the first quarter of 1993.

Net investment income, including realized gains, in the first quarter of 1994 was $7.3, 30% lower than the $10.4 in the first quarter of 1993. The decline in investment income was a result of a $0.3 decline due to lower interest rates in the last year and a $2.8 reduction in realized gains. Realized gains occurred in the first quarter of 1993 as a result of several trades to improve the overall yield and credit quality of the portfolio.

The net loss in the first quarter of 1994 was $4.6, which was $5.4 less than the $10.0 loss recorded in the first quarter of 1993. The net loss for the first quarter of 1993 included a one-time charge of $14.0 for the full postretirement benefit transition obligation.

Liquidity and Financial Position

At March 31, 1994 and 1993, the companies to be sold had total assets of $558.4 and $517.8, respectively, including cash and invested assets of $423.9 and $417.4. Net assets at March 31, 1994 were $116.6, which was $0.4 higher than the March 31, 1993 balance of $116.2.

Insurance premiums and interest are the companies' primary sources of cash. Total cash used by operating activities during the first three months of 1994 was $1.0, compared to $1.5 in the first quarter of 1993. The improvement in 1994 was primarily due to a reduction in loss payments of $6.1 and decreased commissions and general underwriting expenses paid of $0.5, offset by reduced premium collections of $3.7 and reduced investment interest received of $2.5. In the first three months of 1994, investing activities provided $4.4, compared with $8.3 in the first three months of 1993. In the first three months of 1994, financing activities used $0.7 for payment on a note payable.

Outlook: Earnings for the property and casualty industry are expected to remain flat in 1994. Commercial lines pricing for normal commercial risks remains soft. There is some expectation that firming of prices will occur in 1994 as interest rates stabilize and capital gains opportunities lessen. Operating income for the AFSG companies to be sold is expected to improve modestly in 1994, despite significant catastrophe losses incurred in the first quarter. However, the increase in long-term market interest rates during the first quarter of 1994 is expected to limit capital gain opportunities. As a result, net income for AFSG companies to be sold is expected to decline compared to 1993.

Runoff companies

No charges have been recorded with respect to the runoff companies since the second quarter of 1990. Armco management continues to believe that future charges, if any, resulting from the runoff companies will not be material to Armco's financial position or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments could have a material effect on the results of one or more future interim or annual periods.

EQUITY AND OTHER INVESTMENTS
- - ----------------------------

Armco Steel Company, L.P. (ASC)
- - -------------------------------

ASC was an equally owned limited partnership, formed in 1989, between subsidiaries of Armco and Kawasaki Steel Corporation. Losses incurred by ASC in subsequent years through 1993 reduced Armco's investment to zero, after which Armco stopped recording its equity in profits or losses related to the operations of ASC.

On April 7, 1994, ASC completed its initial public offering and recapitalization. As part of this transaction, the business and assets of ASC were transferred to AK Steel Corporation (AK Steel), a newly formed, publicly traded company. In exchange for its interest in ASC, Armco received 1,023,987 shares of stock in AK Steel with a market value, based on the initial offering price, of approximately $24.0. The stock represents approximately four percent of the outstanding shares of AK Steel immediately after the initial public offering. In addition, Armco was released from certain obligations to make future cash payments to the former joint venture. The number of shares received and other terms of the restructuring and recapitalization were determined by arm's-length negotiations.

As a result of the transaction, Armco expects to recognize nonrecurring gains in the second quarter of 1994 totaling approximately $67.0, or $0.64 per share, primarily as a result of reversing the obligations, as discussed above, the recognition of deferred pension curtailment gains established at ASC's formation and the recording of a tax benefit related to the effect of this transaction. In addition, should Armco decide to sell its shares in AK Steel, following the 180-day waiting period included in the transaction agreement, it would recognize a gain equal to the net proceeds received upon such sale.

AK Steel currently hot rolls stainless steel for Armco under a ten-year arm's-length toll rolling agreement, entered into with ASC, which remains in effect.

Other Equity Companies
- - ----------------------

National-Oilwell

Armco's equity loss was $0.3 in the first quarter of 1994 compared to an equity loss of $1.3 in the comparable 1993 period. In the first quarter of 1994, National-Oilwell completed the divestiture of its unprofitable wellhead business. However, National-Oilwell continues to be faced with a weak market for oil field equipment and supplies as a result of low world oil prices that are having a negative impact on exploration and production expenditures.

National-Oilwell maintains its own cash and credit lines and funds its own operations, liabilities and capital expenditures. During the first quarter of 1993, National-Oilwell established a $96.0 credit facility which matures on March 31, 1995.

North American Stainless (NAS)

Armco's equity loss from its 50% interest in NAS was $0.4 for the first quarter of 1994 compared to a $1.8 loss in the comparable 1993 period. NAS shipped in excess of 21,000 prime tons of product in the first quarter of 1994. Orders for chrome nickel stainless products continue to grow, in particular, in advance of the 5% price increase effective May 1, 1994 and as a result of the recent Allegheny Ludlum strike. Increased import competition remains keen and has weakened pricing from prior periods. NAS continues to gain market share and is expected to reach profitability by year end.

NAS had long-term debt outstanding totaling $129.0 at March 31, 1994 as well as a revolving bank credit facility totaling $40.0, which was fully utilized as of March 31, 1994. At December 31, 1993 and March 31, 1994, NAS was not in compliance with certain covenants contained in these loan agreements. Lenders have agreed to waive compliance with these covenants as of December 31, 1993 and March 31, 1994 and discussions are underway with lenders regarding appropriate amendments to the financial tests.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

                                         March 31,         December 31,
                                            1994               1993
                                         ---------         -----------
     Cash and cash equivalents           $  175.9            $  183.5

Total cash and cash equivalents decreased $7.6 during the first quarter of 1994, primarily due to capital expenditures for the thin-slab caster at Empire-Detroit's Mansfield, Ohio facility. Net cash used in investing activities, including capital expenditures, was $14.6. Cash provided by operations was $10.6, principally due to working capital reductions. Financing activities used $3.6, primarily for preferred stock dividends.

Outlook:  At March 31, 1994, Armco had $175.9 of cash and cash equivalents.
In addition, Armco has a $170.0 revolving credit facility that matures on December 31, 1995. At March 31, 1994, $89.5 of the credit facility was used for letters of credit and $80.5 was available. Borrowings under the credit facility are secured by certain of Armco's inventory and receivables. The credit facility contains a minimum working capital requirement, as defined, of $225.0 at any time during 1994, increasing to $250.0 at any time during 1995. At March 31, 1994, such working capital was $227.7. Beginning January 1, 1994, a cumulative net income test, as defined, became effective, which requires Armco to have a minimum cumulative net income greater than zero for the year 1994, which will increase by $10.0 per quarter in 1995. In addition, Armco must meet certain ratio requirements. Noncompliance with any of these covenants or the occurrence of any other event of default could result in the lending banks terminating their commitments under the credit agreement and/or accelerating the payments of amounts due thereunder. Based on internal estimates, Armco believes that its working capital may fall below the minimum requirement during the second quarter of 1994. Armco is currently negotiating amendments to these covenants, including the minimum working capital requirement, to provide additional flexibility; however, no assurance can be given that these amendments will be obtained.

Armco anticipates that its capital expenditures for 1994 will be approximately $100.0, including $40.0 for normal ongoing maintenance capital as well as $50.0 - $60.0 of expenditures on the two-year, $100.0 thin-slab caster project at the Mansfield, Ohio plant, which was discussed in the Other Steel and Fabricated Products section. Financing for this project has been obtained, and installation of the caster is expected to be completed by mid-1995.

On April 22, 1994, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 cumulative convertible preferred stock, Class A, and $.90625 per share on the $3.625 cumulative convertible preferred stock, Class A, each payable June 30, 1994 to shareholders of record on May 27, 1994. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 cumulative convertible preferred stock, Class B, payable July 1, 1994, to shareholders of record on May 27, 1994. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments. Under the terms of the amended credit agreement, Armco is not permitted to pay dividends on its common stock.

                                                ARMCO INC.
                                              SEGMENT REPORT
                                               (Unaudited)

(Dollars in millions)
                                                     1994                             1993
                                                    ------       -------------------------------------------
                                                      1st           4th         3rd         2nd        1st
                                                      Qtr.          Qtr.        Qtr.        Qtr.       Qtr.
                                                    ------       --------    --------     --------   -------
Specialty Flat-Rolled Steel:
     Customer sales                                 $263.2        $225.5      $240.3       $274.8    $260.9
     Operating profit                                 30.1          12.2        18.7         24.7      19.9

Other Steel and Fabricated Products:
     Customer sales                                  116.4         138.0       179.5        179.3     165.7
     Special charges                                 (20.0)          -        (165.5)         -         -
     Operating profit (loss)                         (34.1)        (11.8)     (172.0)         2.4      (2.1)

Corporate General                                     (6.9)        (10.6)       (7.4)       (10.1)     (9.9)
- - ------------------------------------------------------------------------------------------------------------
Total operating profit (loss)                        (10.9)        (10.2)     (160.7)        17.0       7.9

Interest income                                        1.9           1.4         0.7          1.3       1.6
Interest expense                                      (8.9)        (10.3)      (11.0)       (10.6)    (10.8)
Sundry other - net                                   (10.7)         (6.5)      (12.8)       (11.1)     (5.7)
Credit (provision) for income taxes                   (0.2)         (0.2)       (1.6)         2.2       6.9
- - ------------------------------------------------------------------------------------------------------------
Loss of Armco and consolidated subsidiaries          (28.8)        (25.8)     (185.4)        (1.2)     (0.1)

Equity in losses of Armco Steel Company, L.P.          -           (10.0)        -            -       (17.9)
Equity in income (losses) of other equity companies    1.6          (9.9)       (2.6)        (0.2)     (3.1)
- - ------------------------------------------------------------------------------------------------------------
Loss from continuing operations                      (27.2)        (45.7)     (188.0)        (1.4)    (21.1)

Discontinued operations
 - Worldwide Grinding Systems
     Income (loss) from operations                     -             -           5.0         10.1      (0.9)
     Loss on disposal of business                      -             -         (40.0)         -         -
 - AFSG companies to be sold
     Loss on disposal of business                      -           (45.0)        -            -         -
- - ------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary items and
     cumulative effect of accounting changes         (27.2)        (90.7)     (223.0)         8.7     (22.0)

Extraordinary items                                    -            (7.3)        -            -         -
Cumulative effect of changes in accounting for
     postretirement and postemployment benefits
     and income taxes                                  -             -           -            -      (307.5)
- - ------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $ (27.2)      $ (98.0)    $(223.0)     $   8.7   $(329.5)
- - ------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

Item 1.  Legal Proceedings
         -----------------

There are various claims pending against Armco and its subsidiaries involving product liability, antitrust, patent, insurance arrangements, environmental and hazardous waste matters, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended December 31, 1993 (the Form 10-
K).

On or about April 7, 1994, an action was filed in the United States District Court for the District of Minnesota by the Pension Benefit Guaranty Corporation (PBGC), on its own behalf as statutory trustee of the Pension Plan for Reserve Mining Company (Reserve Mining). As previously discussed in the Form 10-K, the PBGC seeks judgment against Armco for the liability of Reserve Mining, a Minnesota partnership between a subsidiary of Armco and a subsidiary of LTV Company, for the alleged underfunded amount of guaranteed benefits to be paid by the PBGC of approximately $21.4 million plus interest.

An action entitled, Larry B. Ricke, Trustee v. Armco Inc. was filed on
                    -------------------------------------
April 25, 1994 in the United States District Court for the District of Minnesota by the Trustee appointed by the PBGC for the purpose of recovering from Reserve Mining assets to satisfy Reserve Mining's liability for pension benefit entitlements which are in addition to those guaranteed by the PBGC. The Complaint alleges that Armco is liable for the unfunded nonguaranteed benefits under the Pension Plan of Reserve Mining in the amount of $9.2 million plus interest.

As previously discussed in the Form 10-K, in December 1989, Traverse Bay Area Intermediate School District ("TBA") filed suit in the United States District Court for the Western District of Michigan alleging that Parsons Corporation, the predecessor in interest of Hitco, a former subsidiary of Armco, released hazardous substances which contaminated the plaintiff's property. Armco assumed the defense of Hitco pursuant to the terms of the sale of Hitco. The TBA litigation was dismissed with prejudice on January 4, 1993. Armco and TBA jointly performed a remedial investigation, focused feasibility study and risk assessment on TBA's property and submitted the reports to the Michigan Department of Natural Resources ("MDNR"). On March 24, 1993, MDNR sent Armco and TBA a "Notice of Demand for Payment and Response Action", claiming reimbursement of approximately $1.3 million in past costs plus statutory interest and demanding performance of additional investigation and response activities at the site which are estimated to cost about $600,000. A Complaint was served on May 6, 1994. A Consent Decree among the State, TBA and Armco, resolving the case is expected to be filed by May 13, 1994. Under this Decree, Armco will pay $528,070 for past costs; plus 60% of additional state oversite costs and will pay for part of the site remediation. Armco's share of the remediation cost is expected to be about $530,000.

As previously discussed in the Form 10-K, on or about July 31, 1990, the State of Connecticut filed an action entitled Leslie Carothers, Commissioner of
                                        ---------------------------------
Environmental Protection v. Cyclops Corporation, Detroit Strip Division in the
- - -----------------------------------------------------------------------
Connecticut State Superior Court, Judicial District of Hartford/New Britain at Hartford, seeking certain penalties and a permanent injunction against Cyclops Corporation to restrain it from discharging wastewater into the waters of the State of Connecticut without a permit. The claim involves a closed facility in Hamden, Connecticut. The penalty claim in the litigation was settled for $60,000, in April 1994.

As previously discussed in the Form 10-K, an action styled Tammy Fisher Whalen
                                                           -------------------
v. AES, Inc., et al. was filed on March 17, 1993 in the 10th Judicial
- - --------------------
District, District Court of Galveston County, Texas by Tammy Fisher Whalen on behalf of herself and several other plaintiffs against AES, Inc. and approximately 40 other defendants, including Armco and a number of other major corporations, relating to the McGinnis Waste Disposal Site. A substantially identical action entitled Bonnie R. Cannon, et al. v. AES, Inc., et al. was
                          ---------------------------------------------
filed seeking $1 billion in alleged actual damages and $4 billion in punitive damages. Based on absence of evidence linking Armco to the site, the Whalen
                                                                      ------
and Cannon plaintiff's filed a Notice of Non-Suit on April 7, 1994, thus
    ------
dismissing Armco from the case. The claims against other defendants were not affected by this action.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Annual Meeting of Shareholders was held on April 22, 1994, and all nine nominees to the Board of Directors named in Armco's Proxy Statement were elected. Approximately 84.5% of the outstanding common and preferred shares were voted. The vote on the election was as follows:

     Name                         For               Withheld
     ----                         ---               --------
     John J. Burns, Jr.       90,942,148            714,275
     David A. Duke            90,891,978            764,437
     John C. Haley            90,886,364            770,052
     Paul H. Henson           90,865,678            790,738
     John H. Ladish           90,848,150            808,266
     Bruce E. Robbins         90,951,336            705,079
     Burnell R. Roberts       90,866,399            790,016
     John D. Turner           90,950,505            705,911
     James F. Will            90,938,979            717,437

A resolution to consider and adopt the amendment to the Regulations of Armco to change the range of numbers of directors that may be fixed by the Board of Directors to a minimum of eight and a maximum of thirteen was submitted and approved by the shareholders. The vote on the resolution was as follows:

                                                                   Broker
  Voting Classes               For       Against      Abstain     Nonvotes
  --------------               ---       -------      -------     --------
  Common, $2.10 and
  $3.625 Preferred Stocks   78,502,004   2,899,198     441,145    9,814,075

In addition, a resolution to consider a shareholder proposal for an amendment to the Regulations of Armco to limit post-retirement benefits for directors was submitted and defeated by the shareholders. The vote on the resolution was as follows:

                                                                   Broker
  Voting Classes               For       Against      Abstain     Nonvotes
  --------------               ---       -------      -------     --------
  Common, $2.10 and
  $3.625 Preferred Stocks   35,634,582  42,362,162   2,659,579   11,000,100

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.       The following is an index of the exhibits included in the Form 10-Q:

         Exhibit 3.1  Amendment to the Regulations adopted on April 22, 1994

         Exhibit 3.2  Regulations as so amended

         Exhibit 11   Computation of Loss Per Share

B.       The following Reports on Form 8-K were filed by Armco since
         December 31, 1993.

         Report Date                            Description
         -----------                            -----------

         January 26, 1994      Reporting the proposed recapitalization of ASC
                               and Armco's signing of a letter of intent to
                               sell its ongoing insurance operations to Vik
                               Brothers Insurance, Inc.


         March 10, 1994        Reporting that Armco would receive an
                               approximately 4.2% interest in the proposed
                               recapitalization of ASC, if successfully
                               implemented, rather than the "less than 1%" to
                               have been received by Armco as originally
                               proposed.

         April 7, 1994         Reporting that Armco would record nonrecurring
                               gains in the second quarter as a result of the
                               initial public offering and recapitalization of
                               its former joint venture ASC (now publicly
                               owned and renamed AK Steel Holding Corporation)
                               which was completed on April 7, 1994.

         April 7, 1994         Reporting the pro forma financial information
                               on the completed initial public offering and
                               recapitalization of ASC.  As part of the
                               transaction, the business and assets of ASC
                               were transferred to AK Steel Holding
                               Corporation, a newly formed and publicly traded
                               company.  In exchange for its interest in ASC,
                               Armco received 1,023,987 shares of stock in AK
                               Steel Holding Corporation with a market value,
                               based on the initial public offering price, of
                               approximately $24.0 million.  In addition,
                               Armco was released from certain obligations to
                               make future cash payments to the former joint
                               venture.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                                   Armco Inc.
                                   ------------------------------------------
                                   (Registrant)




Date    May 11, 1994                /s/ D. G. Harmer
       ------------------------    ------------------------------------------
                                   D. G. Harmer
                                   Vice President and Chief Financial Officer




Date    May 11, 1994                /s/ P. G. Leemputte
       ------------------------    ------------------------------------------
                                   P. G. Leemputte
                                   Controller