Form 10-K/A
period 1993-12-31
ARMCO INC
filed 1994-06-30
CIK 7383

This document is a copy of the Form 10-K/A Amendment No. 1 for the Form 11-K for the Armco, Inc. Thrift Plan for Hourly Employees, Armco, Inc. Retirement and Savings Plan and Empire - Detroit Steel Division 401(k) Plan for Hourly Employees filed June 30, 1994 pursuant to a Rule 201 Temporary Hardship Exemption.



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                               -----------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM                           TO

                        Commission file number 1-873-2
                                               -------

                                  ARMCO INC.
                                  ----------
            (Exact name of registrant as specified in its charter)

                        Ohio                            31-0200500
         -----------------------------------  ---------------------------------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

One Oxford Centre, 301 Grant Street, Pittsburgh, Pennsylvania        15219-1415
- --------------------------------------------------------------       ----------
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

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No
                                               -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of Armco Inc. (assuming solely for purposes of this Form, that all members of registrant's Board of Directors are "affiliates") was approximately $778,557,626 as of February 28, 1994.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

I. DOCUMENTS FILED AS A PART OF THIS REPORT

  A.  FINANCIAL STATEMENTS                                               PAGE
                                                                         ----
  1.       Statement of Consolidated Operations for the
           Years Ended December 31,1993, 1992 and 1991                      *

  2.       Statement of Consolidated Financial Position as
           of December 31, 1993 and 1992                                    *

  3.       Statement of Consolidated Cash Flows for the
           Years ended December 31, 1993, 1992 and 1991                     *

  4.       Statement of Consolidated Shareholders' Equity
           (Deficit) for the  Years Ended December 31, 1991,
           1992 and 1993                                                    *

  5.       Notes to Financial Statements                                    *

  6.       Independent Auditors' Report                                     *

  7.       Independent Auditors' Report                                 31 (1)

  8.       Financial Statement Schedules for the Years               32-35 (1)
           Ended December 31, 1993, 1992 and 1991

              I -- Marketable Securities - Other Security
                   Investments
              V -- Property, Plant and Equipment
             VI -- Accumulated Depreciation, Depletion and
                   Amortization of Property, Plant and Equipment
           VIII -- Valuation and Qualifying Accounts and Reserves

  9.       Responsibility for Financial Reporting                           *

 10.       Armco Steel Company, L. P. Consolidated Financial         36-59 (1)
           Statements and Financial Statement Schedules as of December 31, 1991, 1992 and 1993 and for the four years in the period ended December 31, 1993

 11.       Armco Financial Services Group - companies to be          60-87 (1)
           sold Consolidated Financial Statements and Financial
           Statement Schedules as of December 31, 1993 and
           1992 and for the years ended December 31, 1993, 1992
           and 1991

 12.       Annual Report on Form 11-K for the year ended                 6 (2)
           December 31, 1993 for the Armco Inc. Thrift Plan for Hourly Employees

 13.       Annual Report on Form 11-K for the year ended                22 (2)
           December 31, 1993 for the Armco Inc. Retirement and Savings Plan

 14.       Annual Report on Form 11-K for the year ended                39 (2)
           December 31, 1993 for the Empire-Detroit Steel
           Division  01(K) Plan for Hourly Employees

________________

*Incorporated in this annual report on Form 10-K by reference to pages 32-56 of the Annual Report to Shareholders for the year ended December 31, 1993.

(1) Included at this page in Registrant's Annual Report on Form 10-K for the year ended Decemabe4r 31, 1993, of which this is an amendment.

(2)  Page number in this Form 10K/A.


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

                                                             PAGE IN THIS FORM
     B.     EXHIBITS                                         10-K/A

     The following is an index of the exhibits included             --
     in the Form 10-K Annual Report.

     3(a).  Articles of Incorporation of Armco Inc.,
            as amended as of May 12, 1993 (1)                       --

     3(b).  Regulations of Armco Inc. (2)

     4.     Armco hereby agrees to furnish to the
            Securities and Exchange Commission, upon
            its request, a copy of each instrument defining
            the rights of holders of long-term debt of
            Armco and its subsidiaries omitted pursuant
            to Item 601(b)(4)(iii) of Regulation S-K.               --

    10(a).  Incentive Compensation Plan (3)*                        --

    10(b).  Deferred Compensation Plan for Directors (4)*           --

    10(c).  1983 Stock Option Plan (5)*                             --

    10(d).  Long-Term Incentive Compensation Plan (6)*              --

    10(e).  1993 Long-Term Incentive Plan of Armco Inc.*(7)         --

    10(f).  Severance Agreements (8)*                               --

    10(g).  1988 Stock Option Plan (9)*                             --

    10(h).  1988 Restricted Stock Plan (9)*                         --

    10(i).  Executive Supplemental Deferred Compensation
            Plan Trust (10)*                                        --

    10(j).  Executive Supplemental Deferred Compensation
            Plan (11)*                                              --

    10(k).  Rights Agreement dated as of June 27, 1986 between
            Armco Inc. and Harris Trust and Savings Bank, as
            amended as of June 24, 1988 (13)                        --

   10(l).      Joint Venture Formation Agreement dated March 24,
               1989 (14)                                                    --

   10(m).      Incentive Compensation Plan for Key Management (12)*         --

   10(n).      Pension Plan for Outside Directors (12)*                     --

   10(o).      Key Management Severance Policy (15)*                        --

   10(p).      Armco Inc. 1991 Long-Term Incentive Plan
               (Armco Inc. Long-Term Incentive Plan
               Performance Share Plan) (16)*                                --

   10(q).      Profit Sharing Plan for Armco Advanced
               Materials Company (17)*                                      --

   10(r).      Minimum Pension Plan (18)*                                   --

   10(s).      Stainless Steel Toll Rolling Services Agreement              --

   10(t).      Armco Inc. Noncontributory Pension Plan As Amended
               and Restated (Effective As Of January 1, 1989) (19)*         --

   10(u).      Armco Inc. Retirement and Savings Plan (19)*                 --

   11.         Computation of Income (Loss) Per Share (19)                  --

   13.         Annual Report to Shareholders for the year ended
               December 31, 1993.  (Filed for information only,
               except for those portions that are specifically
               incorporated in this Form 10-K Annual Report
               for the year ended December 31, 1993.) (19)                  --

   21.         List of subsidiaries of Armco Inc. (19)                      --

   23.         Independent Auditors' Consent (19)                           --

   23(a).      Independent Auditors' Consent                                21

   23(b).      Independent Auditors' Consent                                38

   23(c).      Independent Auditors' Consent                                50

   28.         Schedule P - Analysis of Losses and Loss Expenses (19)       --

   99.         Description of Armco Capital Stock (19)                      --

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


- -------------------------

(1) Incorporated by reference from Exhibit 4.2 to Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(2) Incorporated by reference from Exhibit 3(b) to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

(3) Incorporated by reference from Exhibits 10(a) to Armco's Annual Report on Form 10-K for the year ended December 31, 1980.

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

(8) Incorporated by reference from Exhibit 10(a) to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988.

(9) Incorporated by reference from Exhibits 10(h) and 10(i) to Armco's Annual Report on Form 10-K for the year ended December 31, 1988.

(10) Incorporated by reference from Exhibit 10(b) to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988.

(11) Incorporated by reference from Exhibit 10(c) to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988.

(12) Incorporated by reference from Exhibit 10(o) and Exhibit 10(p) to Armco's Annual Report on Form 10-K for the year ended December 31, 1989.

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

(15) Incorporated by reference from Exhibit 10(p) to Armco's Annual Report on Form 10-K for the year ended December 31, 1990.

(16) Incorporated by reference from Exhibit 10(p) to Armco's Annual Report on Form 10-K for the year ended December 31, 1991.

(17) Incorporated by reference from Exhibit 10(q) to Armco's Annual Report on Form 10-K for the year ended December 31, 1991.

(18) Incorporated by reference from Exhibit 10(r) to Armco's Annual Report on Form 10-K for the year ended December 31, 1991.

(19) Included in Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, of which this is an amendment.

                                   FORM 11-K


            FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
              AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1993


                                  ARMCO INC.
                       THRIFT PLAN FOR HOURLY EMPLOYEES
                       --------------------------------
                           (Full title of the Plan)


                                  ARMCO INC.
                                  ----------

                       (Name of Issuer of the securities
                          held pursuant to the Plan)


   One Oxford Centre, 301 Grant Street, Pittsburgh, Pennsylvania 15219-1415
   ------------------------------------------------------------------------
                   (Address of principal executive offices)

                  ARMCO INC. THRIFT PLAN FOR HOURLY EMPLOYEES
                  -------------------------------------------

                               TABLE OF CONTENTS


                                                                  Page
                                                                  -----

INDEPENDENT AUDITORS' REPORT                                          3

FINANCIAL STATEMENTS:

 Statements of Net Assets Available for Benefits,
   December 31, 1993 and 1992                                       4-5

 Statements of Changes in Net Assets Available for Benefits,
   for the Years Ended December 31, 1993 and 1992                   6-7

 Notes to Financial Statements                                     8-11

SUPPLEMENTAL SCHEDULES:

 Item 27a - Schedule of Assets Held for Investment Purposes          12

 Item 27d - Schedule of Reportable Transactions                   13-14

(Supplemental schedules other than those listed above are not presented because of the absence of the conditions under which they are required.)

INDEPENDENT AUDITORS' REPORT
- ----------------------------



To the Armco Inc.
   Thrift Plan for Hourly Employees:


We have audited the accompanying financial statements of the Armco Inc. Thrift Plan for Hourly Employees as of December 31, 1993 and 1992 and for the years then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1993 and 1992, and the changes in its net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental information by fund is presented for the purpose of additional analysis of the basic financial statements rather than to present information regarding the net assets available for benefits and changes in net assets available for benefits of the individual funds, and is not a required part of the basic financial statements. The supplemental schedules listed in the foregoing table of contents and supplemental information by fund are the responsibility of the Plan's management. Such supplemental schedules and supplemental information by fund have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


/s/ DELOITTE & TOUCHE

Pittsburgh, Pennsylvania
June 25, 1994

                  ARMCO INC. THRIFT PLAN FOR HOURLY EMPLOYEES
                  -------------------------------------------

                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                               DECEMBER 31, 1993


                                                                Supplemental Information By Fund
                                  -----------------------------------------------------------------------------------------------
                                                                                                  Inter-
                                  Corporation      Fixed        Equity       New       Equity    national
                                     Stock        Income        Income     Horizons    Index      Stock       Loan
ASSETS                               Fund          Fund          Fund        Fund       Fund       Fund       Fund        Total
- -------------------------------   -----------   -----------   ----------   --------   --------   --------   --------   -----------

Investments - at fair value:
 Common Stock of Armco Inc.        $6,252,510                                                                          $ 6,252,510
 Fixed Income Fund                              $14,174,153                                                             14,174,153
 Equity Income Fund                                           $1,087,198                                                 1,087,198
 New Horizons Fund                                                         $578,199                                        578,199
 Equity Index Fund                                                                    $543,501                             543,501
 International Stock Fund                                                                        $192,834                  192,834
 Loans to participants                                                                                      $311,875       311,875
                                   ----------   -----------   -----------  --------   --------   --------   --------   -----------
TOTAL ASSETS AND
 NET ASSETS AVAILABLE
  FOR BENEFITS                     $6,252,510   $14,174,153   $1,087,198   $578,199   $543,501   $192,834   $311,875   $23,140,270
                                   ==========   ===========   ==========   ========   ========   ========   ========   ===========

See notes to financial statements.

                  ARMCO INC. THRIFT PLAN FOR HOURLY EMPLOYEES
                  -------------------------------------------

                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                               DECEMBER 31, 1992


                                                                    Supplemental Information By Fund
                                ----------------------------------------------------------------------------------------------------
                                                                                                       Inter-
                                Corporation      Fixed       Equity     Growth      New      Equity   national
                                   Stock        Income       Income     Stock     Horizons   Index     Stock      Loan
ASSETS                             Fund          Fund         Fund       Fund       Fund      Fund      Fund      Fund     Total
- -----------------------------   -----------   -----------   --------   --------   --------   ------   --------  -------  -----------

Receivables:
 Employer contributions          $   47,424                                                                              $    47,424
 Participant contributions            6,933   $    67,942   $  5,299   $  4,891   $  2,520   $   33    $   360                87,978
                                 ----------   -----------   --------   --------   --------   ------   -------- --------- -----------

         Total receivables           54,357        67,942      5,299      4,891      2,520       33        360               135,402
                                 ----------   -----------   --------   --------   --------   ------   -------- --------- -----------

Investments - at fair value:
 Common Stock of Armco Inc.       6,674,034                                                                                6,674,034
 Fixed Income Fund                             12,567,936                                                                 12,567,936
 Equity Income Fund                                          739,487                                                         739,487
 Growth Stock Fund                                                      496,833                                              496,833
 New Horizons Fund                                                                 337,391                                   337,391
 Equity Index Fund                                                                            8,177                            8,177
 International Stock Fund                                                                               13,950                13,950
 Loans to participants                                                                                          $231,389     231,389
                                 ----------   -----------   --------   --------   --------   ------   --------  -------- -----------

          Total investments       6,674,034    12,567,936    739,487    496,833    337,391    8,177     13,950   231,389 $21,069,197
                                 ----------   -----------   --------   --------   --------   ------   --------  -------- -----------

TOTAL ASSETS AND NET
   ASSETS AVAILABLE
   FOR BENEFITS                  $6,728,391   $12,635,878   $744,786   $501,724   $339,911   $8,210    $14,310  $231,389 $21,204,599
                                 ==========   ===========   ========   ========   ========   ======   ========  ======== ===========

See notes to financial statements.

                  ARMCO INC. THRIFT PLAN FOR HOURLY EMPLOYEES
                  -------------------------------------------

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                          YEAR ENDED DECEMBER 31, 1993

                                                        Supplemental Information By Fund
                                 -----------------------------------------------------------------------------
                                 Corporation      Fixed         Equity        Growth        New       Equity
                                   Stock          Income        Income        Stock       Horizons    Index
                                    Fund           Fund          Fund          Fund        Fund        Fund
                                ------------   ------------   -----------   ----------   ---------   ---------

Interest and dividends                         $ 1,017,511    $   73,532    $  29,414    $ 79,412   $    334

Net appreciation
 (depreciation) in fair
   value of investments          $ (636,700)                      51,203       49,758       6,807        465


Contributions by participants       120,496      1,259,119       116,058       96,565      58,214      3,171

Contributions by Armco Inc.         887,455          2,876           179          169         116

Distributions to withdrawing
   participants                    (291,470)      (928,134)      (48,403)     (47,247)    (15,640)    (6,156)

Transfers among funds              (555,662)       186,903       149,843     (630,383)    109,379    537,477
                                 ----------    -----------    ----------    ---------    --------   --------

NET INCREASE (DECREASE)
   IN NET ASSETS AVAILABLE
   FOR BENEFITS                    (475,881)     1,538,275       342,412     (501,724)    238,288    535,291

NET ASSETS AVAILABLE FOR
   BENEFITS, BEGINNING
   OF YEAR                        6,728,391     12,635,878       744,786      501,724     339,911      8,210
                                 ----------    -----------    ----------    ---------    --------   --------

NET ASSETS AVAILABLE FOR
    BENEFITS, END OF YEAR        $6,252,510    $14,174,153    $1,087,198    $      --    $578,199   $543,501
                                 ==========    ===========    ==========    =========    ========   ========
                                     Supplemental Information By Fund
                                 ----------------------------------------
                                International
                                   Stock          Loan
                                    Fund          Fund           Total
                                -------------  -----------    -----------
Interest and dividends           $   4,131        $ 24,547     $1,228,881

Net appreciation
 (depreciation) in fair
   value of investments             16,387                       (512,080)


Contributions by participants       15,093                      1,668,716

Contributions by Armco Inc.                                       890,795

Distributions to withdrawing
   participants                     (3,591)                    (1,340,641)

Transfers among funds              146,504          55,939
                                 ----------    -----------     ----------

NET INCREASE (DECREASE)
   IN NET ASSETS AVAILABLE
   FOR BENEFITS                    178,524          80,486      1,935,671

NET ASSETS AVAILABLE FOR
   BENEFITS, BEGINNING
   OF YEAR                          14,310         231,389     21,204,599
                                ----------     -----------     ----------

NET ASSETS AVAILABLE FOR
    BENEFITS, END OF YEAR         $192,834        $311,875    $23,140,270
                                ==========     ===========    ===========

See notes to financial statements.

                  ARMCO INC. THRIFT PLAN FOR HOURLY EMPLOYEES
                  -------------------------------------------

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                          YEAR ENDED DECEMBER 31, 1992


                                                      Supplemental Information By Fund
                                ------------------------------------------------------------------------
                                Corporation       Fixed        Equity      Growth        New      Equity
                                   Stock          Income       Income       Stock     Horizons    Index
                                    Fund           Fund         Fund        Fund        Fund       Fund
                                ------------   ------------   ---------   ---------   ---------   ------

Interest and dividends                         $   988,572    $ 45,032    $ 30,261    $ 34,276    $  173

Net appreciation
 (depreciation) in fair
   value of investments          $1,299,300                     42,045      (3,339)     (2,526)      350

Contributions by participants       137,440      1,284,878      92,087      87,258      52,433       200

Contributions by Armco Inc.         841,916          5,664         378          77         203

Distributions to withdrawing
   participants                    (245,811)      (755,776)    (14,083)    (26,193)    (26,635)

Transfers among funds              (183,714)       167,943      11,237      29,926     (65,079)    2,000
                                 ----------    -----------    --------    --------    --------    ------

NET INCREASE (DECREASE) IN
   NET ASSETS AVAILABLE
   FOR BENEFITS                   1,849,131      1,691,281     176,696     117,990      (7,328)    2,723

NET ASSETS AVAILABLE FOR
   BENEFITS, BEGINNING
   OF YEAR                        4,879,260     10,944,597     568,090     383,734     347,239     5,487
                                 ----------    -----------    --------    --------    --------    ------

NET ASSETS AVAILABLE FOR
    BENEFITS, END OF YEAR        $6,728,391    $12,635,878    $744,786    $501,724    $339,911    $8,210
                                 ==========    ===========    ========    ========    ========    ======

                                   Supplemental Information By Fund
                              -----------------------------------------
                               International
                                   Stock           Loan
                                   Fund            Fund        Total
                              --------------    ----------   ----------

Interest and dividends         $   485           $ 18,793    $1,117,592

Net appreciation
 (depreciation) in fair
   value of investments           (888)                       1,334,942

Contributions by participants    3,591                        1,657,887

Contributions by Armco Inc.                                     848,238

Distributions to withdrawing
   participants                                              (1,068,498)

Transfers among funds             (672)           38,359
                                -------         ---------   -----------

NET INCREASE (DECREASE) IN
   NET ASSETS AVAILABLE
   FOR BENEFITS                  2,516            57,152      3,890,161

NET ASSETS AVAILABLE FOR
   BENEFITS, BEGINNING
   OF YEAR                      11,794           174,237     17,314,438
                                -------         ---------   -----------

NET ASSETS AVAILABLE FOR
    BENEFITS, END OF YEAR      $14,310          $231,389    $21,204,599
                               =======          ========    ===========

See notes to financial statements.

ARMCO INC. THRIFT PLAN FOR HOURLY EMPLOYEES
- -------------------------------------------

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1993 AND 1992
- --------------------------------------


1.  GENERAL

     The Armco Inc. Thrift Plan for Hourly Employees (the "Plan") is a defined contribution plan covering all hourly employees who are employed at a unit or subsidiary designated by the Benefit Plans Administrative Committee ("BPAC") as being eligible to participate. The primary purpose is to encourage employee savings while providing an opportunity to invest in the common stock of Armco Inc. ("Armco"). Participants may elect to invest into the Plan through payroll deductions of up to 20% of eligible wages.
     In addition, for every dollar contributed by a participant, up to 5% of eligible wages depending on service attained as of the first of each quarter, Armco will match such contributions 100%, and for employees who are not eligible for current benefit accruals under any tax-qualified defined benefit pension plan sponsored by Armco, an additional 2% will be contributed to the participant's account. All contributions, including any net accumulated earnings thereon, are 100% vested at all times. The Plan allows participants to borrow funds from their accounts.

     T. Rowe Price Trust Company ("TRP") serves as the trustee of the Plan. TRP also serves as an investment manager and recordkeeper for all participant accounts.

     Provisions of the Plan regarding participation, vesting, contributions, withdrawals, loans and other matters are more fully described in the Summary Plan Description.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following are the significant accounting policies followed by the Plan:

     a.   General - The accounting records of the Plan are maintained on the
          -------
          accrual basis of accounting.

     b.   Valuation of Investments - Quoted market prices are used to value
          ------------------------
          investments, except for various group annuity contracts comprising the Fixed Income Fund which are valued at contract value.

     c.   Reclassification - Certain amounts in the 1992 financial statements
          ----------------
          have been reclassified to be consistent with the 1993 presentation.

3.   INVESTMENT PROGRAMS

     Upon enrollment or re-enrollment, the following investment options are available for participant contributions in increments of 10%:

     a.   Corporation Stock Fund - Investment in the common stock of Armco.
          ----------------------

     b.   Fixed Income Fund - Investment contracts with insurance companies or
          -----------------
          banks and money market funds.

     c.   Equity Income Fund - TRP mutual fund investing in a diversified
          ------------------
          portfolio of stocks and bonds.

     d.   Growth Stock Fund - TRP mutual fund investing in common stocks of
          -----------------
          well-established growth companies.

     e.   New Horizons Fund - TRP mutual fund investing in common stocks of
          -----------------
          small, emerging companies.

     f.   Equity Index Fund - TRP mutual fund investing in common stocks
          -----------------
          represented in the Standard & Poor's 500 Composite Stock Price Index.

     g.   International Stock Fund - TRP mutual fund investing primarily in
          ------------------------
          common stocks of established non-United States companies.

     The Loan Fund was established by TRP to account for loans to participants.

     Participants may, once during each calendar quarter, change the investment options to which future contributions are to be allocated. In addition, participants may, once during each calendar quarter, direct that all or a specified portion of their account, including any earnings thereon, held in any one or more investment funds be transferred from such investment fund or funds to any other investment fund or funds.

     Matching contributions of Armco are initially invested in common stock of Armco. Such contributions may be transferred subsequently at the participant's request. For employees who are not eligible for current benefit accruals under any tax-qualified defined benefit pension plan sponsored by Armco, the additional 2% Armco contribution is allocated to participants' accounts based on the participants' current investment elections.

     During 1993, Armco approved that effective January 1, 1994, the T. Rowe Price Balanced Fund will be offered to participants as a substitute for the Growth Stock Fund. Additionally, Armco approved the transfer of participant account balances in the Growth Stock Fund to the Equity Index Fund. Such transfers occurred on December 31, 1993.

4.   CONTRIBUTIONS

     Following are the pretax contributions from earnings of participants (contributions made in accordance with Section 401(k) of the Internal Revenue Code) included in Contributions by Participants in the accompanying Statements of Changes in Net Assets Available for Benefits:


                                 Year Ended December 31
                                 ----------------------
                                    1993        1992
                                 ---------    ---------

   Corporation Stock Fund         $ 69,171     $ 74,531
   Fixed Income Fund               790,646      784,057
   Equity Income Fund               89,110       68,670
   Growth Stock Fund                71,877       58,026
   New Horizons Fund                45,605       39,296
   Equity Index Fund                 1,773           56
   International Stock Fund         11,052        1,255

5.   TAX STATUS

     The Plan obtained its latest determination letter in 1990, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. Armco believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

6.   INVESTMENTS IN THE FIXED INCOME FUND

     The Plan's Fixed Income Fund holds various investment contracts with the Travelers Life Insurance Company ("Travelers"), Massachusetts Mutual Life Insurance Company ("Massachusetts Mutual"), the Bankers Trust Company ("Bankers Trust"), Provident National ("Provident"), Aetna Capital Management ("Aetna"), Metropolitan Life Insurance Company ("Metropolitan Life"), John Hancock Mutual Life Insurance Company ("John Hancock") and Prudential Asset Management ("Prudential"). Such investment contracts are presented at contract value in the accompanying financial statements which represents the principal amount of the contract plus accumulated interest. The interest rates on such contracts may be reduced or other penalties applied if the Plan allows investment in a competing fixed income fund established with another financial institution or takes other actions which are specified in the underlying contracts.

     Interest earned by the Fixed Income Fund is a composite of the interest earned under the various group annuity contracts and money market funds, as follows:


                                               Investment
Contribution Period               Carrier         Rate    Effective Through
- --------------------------   -----------------   ------   -----------------

   January 1, 1988
     December 31, 1988       Travelers           10.47%    January 1, 1993

   January 1, 1989           Massachusetts
     September 30, 1989      Mutual               9.25     March 31, 1994

   October 1, 1989
     September 30, 1990      Bankers Trust        9.00     March 31, 1995

   October 1, 1990
     September 30, 1991      Provident            9.32     March 31, 1996

   December 31, 1990         Aetna                9.39     March 31, 1996

   October 1, 1991
     September 30, 1992      Metropolitan Life    8.02     March 31, 1997

   December 31, 1991         John Hancock         8.12     March 31, 1997

   October 1, 1992           Prudential           5.95     March 31, 1999
     September 30, 1993

   October 1, 1993
     March 31, 1994          TRP                  2.66     March 31, 1994

     The Fixed Income Fund's investments as of December 31, 1993 and 1992 are as follows:


                    Description of Investment                          1993           1992
                    -------------------------                       -----------   ------------

   TRP Prime Reserve Fund, money market fund, 2.66%                 $ 1,476,188
   Massachusetts Mutual, Guaranteed Investment Contract, 9.25%          817,825    $ 1,443,741
   Bankers Trust, Guaranteed Investment Contract, 9.00%               3,420,493      3,138,070
   Provident, Guaranteed Investment Contract, 9.32%                   1,479,170      1,353,064
   Aetna, Guaranteed Investment Contract, 9.39%                       1,371,540      1,253,808
   Metropolitan Life, Guaranteed Investment Contract, 8.02%           1,464,844      1,356,081
   John Hancock, Guaranteed Investment Contract, 8.12%                1,169,828      1,081,972
   Prudential, Guaranteed Investment Contract, 5.95%                  2,974,265      2,941,200
                                                                    -----------    -----------
                                                                    $14,174,153    $12,567,936
                                                                    ===========    ===========

7.   TRANSACTIONS WITH PARTIES IN INTEREST

     Armco provides to the Plan certain accounting and administrative services for which no fees are charged to the Plan.

8.   PLAN TERMINATION

     Although it has not expressed any intent to do so, Armco has the right, subject to the applicable collective bargaining agreements, to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, the interest of affected participants shall be distributed as provided by BPAC.


                                  * * * * * *

ARMCO INC. THRIFT PLAN FOR HOURLY EMPLOYEES
- -------------------------------------------



ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
December 31, 1993
- -------------------------------------------------------------

                                                                                           Current
Identity of Issue                  Description of Investment                  Cost          Value
- -----------------                  -------------------------               ----------     ----------
* Armco Inc.                       Common Stock, $.01 Par Value            $9,708,368     $6,252,510

* T. Rowe Price Trust
   Company                         Prime Reserve Fund                       1,476,188      1,476,188

John Hancock Mutual
   Life Insurance Company          Guaranteed Investment Contract, 8.12%    1,169,828      1,169,828

Massachusetts Mutual
   Life Insurance Company          Guaranteed Investment Contract, 9.25%      817,825        817,825

Bankers Trust Company              Guaranteed Investment Contract, 9.00%    3,420,493      3,420,493

Provident National                 Guaranteed Investment Contract, 9.32%    1,479,170      1,479,170

Aetna Capital
   Management                      Guaranteed Investment Contract, 9.39%    1,371,540      1,371,540

Metropolitan Life
   Insurance Company               Guaranteed Investment Contract, 8.02%    1,464,844      1,464,844

Prudential Asset
   Management                      Guaranteed Investment Contract, 5.95%    2,974,265      2,974,265

* T. Rowe Price Trust Company      Equity Income Fund                         952,820      1,087,198

* T. Rowe Price Trust Company      New Horizons Fund                          532,235        578,199

* T. Rowe Price Trust Company      Equity Index Fund                          543,166        543,501

* T. Rowe Price Trust Company      International Stock Fund                   177,962        192,834

* Participant Loans                Notes, 8.0% to 12.5%,
                                   due 12 to 180 months from date
                                   of loan                                    311,875        311,875
                                                                          -----------    -----------
 TOTAL                                                                    $26,400,579    $ 23,140,270
                                                                          ===========    ============


* Party-in-interest.

ARMCO INC. THRIFT PLAN FOR HOURLY EMPLOYEES
- -------------------------------------------

ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1993
- -----------------------------------------------


SERIES TRANSACTIONS, WHEN AGGREGATED, INVOLVING AN AMOUNT
IN EXCESS OF 5 PERCENT OF THE CURRENT VALUE OF PLAN ASSETS
- -----------------------------------------------------------

                                                 Number     Number     Total        Total
                            Description            of         of      Amounts      Amounts      Net Gain
Identity of Issue          of Investment        Purchases   Sales    Purchased       Sold      or (Loss)
- --------------------   ----------------------   ---------   ------   ----------   ----------   ----------

Armco Inc.             Common Stock                   146      263   $1,007,951   $  291,470   $(426,925)

Prudential Asset       Guaranteed Investment
   Management          Contract, 5.95%                 66       40    1,350,405    1,451,802          --

T. Rowe Price          Price Reserve Fund              37       33    1,805,444      369,648          --
   Trust Company

ARMCO INC. THRIFT PLAN FOR HOURLY EMPLOYEES
- -------------------------------------------

ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1993
- ----------------------------------------------


SINGLE TRANSACTIONS INVOLVING AN AMOUNT IN EXCESS
OF 5 PERCENT OF THE CURRENT VALUE OF PLAN ASSETS
- -------------------------------------------------

                                                                              Current
                                                                  Cost         Value
                      Description         Purchase     Selling       of          of        Net Gain
Identity of Issue    of Investment         Price       Price     Investment  Investment   or (Loss)
- -----------------    -------------        -------      -------    ----------  ----------   ---------
T. Rowe Price Trust
 Company             Prime Reserve Fund   $1,243,487              $1,243,487  $1,243,487


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Benefit Plans Administrative Committee has duly caused this Annual Report on Form 11-K to be signed by the undersigned thereunto duly authorized.


                                        ARMCO INC. THRIFT PLAN
                                        FOR HOURLY EMPLOYEES
                                        (The Plan)



                                        By:  /s/ James W. Edgerton
                                           ----------------------------------
                                           James W. Edgerton, Chairman
                                           Benefit Plan Administrative Committee


                                        By:  /s/ Barry M. Haller
                                           -------------------------------------
                                           Barry M. Haller, Member
                                           Benefit Plan Administrative Committee


                                        By:  /s/ Gregory R. Karavanich
                                           -------------------------------------
                                           Gregory R. Karavanich, Member
                                           Benefit Plan Administrative Committee


Dated:   June 29, 1994

                                                            Exhibit 24(a)



INDEPENDENT AUDITORS' CONSENT
- -----------------------------



We consent to the incorporation by reference in Registration Statement No. 33-54351 of Armco Inc. on Form S-8 of our report dated June 25, 1994, appearing in this Annual Report on Form 11-K of the Armco Inc. Thrift Plan for Hourly Employees for the year ended December 31, 1993.

/s/ DELOITTE & TOUCHE

DELOITTE & TOUCHE

Pittsburgh, Pennsylvania
June 29, 1994

                                   FORM 11-K


             FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
               AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1993


                                   ARMCO INC.
                          RETIREMENT AND SAVINGS PLAN
                          ---------------------------
                            (Full title of the Plan)


                                   ARMCO INC.
                                   ----------
                       (Name of Issuer of the securities
                           held pursuant to the Plan)


    One Oxford Centre, 301 Grant Street, Pittsburgh, Pennsylvania 15219-1415
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                    ARMCO INC. RETIREMENT AND SAVINGS PLAN
                    --------------------------------------

                               TABLE OF CONTENTS


                                                                  Page
                                                                  -----

INDEPENDENT AUDITORS' REPORT                                          3

FINANCIAL STATEMENTS:

 Statements of Net Assets Available for Benefits,
   December 31, 1993 and 1992                                       4-5

 Statements of Changes in Net Assets Available for Benefits,
   for the Years Ended December 31, 1993 and 1992                   6-7

 Notes to Financial Statements                                     8-12

SUPPLEMENTAL SCHEDULES:

 Item 27a - Schedule of Assets Held for Investment Purposes       13-14

 Item 27d - Schedule of Reportable Transactions                      15

(Supplemental schedules other than those listed above are not presented because of the absence of the conditions under which they are required.)

INDEPENDENT AUDITORS' REPORT
- ----------------------------



To the Armco Inc.
   Retirement and Savings Plan:


We have audited the accompanying financial statements of the Armco Inc. Retirement and Savings Plan as of December 31, 1993 and 1992 and for the years then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1993 and 1992, and the changes in its net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental information by fund is presented for the purpose of additional analysis of the basic financial statements rather than to present information regarding the net assets available for benefits and changes in net assets available for benefits of the individual funds, and is not a required part of the basic financial statements. The supplemental schedules listed in the foregoing table of contents and supplemental information by fund are the responsibility of the Plan's management. Such supplemental schedules and supplemental information by fund have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


/s/ DELOITTE & TOUCHE

DELOITTE & TOUCHE

Pittsburgh, Pennsylvania
June 25, 1994

                     ARMCO INC. RETIREMENT AND SAVINGS PLAN
                     --------------------------------------

                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                               DECEMBER 31, 1993

                                                                   Supplemental Information By Fund
                               -----------------------------------------------------------------------------------------------------
                                                                                                 Inter-
                               Corporation     Fixed        Equity        New        Equity     national
                                  Stock        Income       Income      Horizons     Index       Stock        Loan
ASSETS                            Fund          Fund         Fund         Fund        Fund        Fund        Fund        Total
- -----------------------------  -----------  ------------  -----------  ----------  ----------  ----------  ----------  ------------

Investments - at fair value:
  Common Stock of Armco Inc.   $15,586,629                                                                             $ 15,586,629
  Fixed Income Fund                         $112,669,426                                                                112,669,426
  Equity Income Fund                                      $32,139,796                                                    32,139,796
  New Horizons Fund                                                    $6,397,151                                         6,397,151
  Equity Index Fund                                                                $5,867,789                             5,867,789
  Internatonal Stock Fund                                                                      $4,767,290                 4,767,290
  Loans to participants                                                                                    $2,832,918     2,832,918
                               -----------  ------------  -----------  ----------  ----------  ----------  ----------  ------------
TOTAL ASSETS AND NET
ASSETS AVAILABLE FOR
BENEFITS                       $15,586,629  $112,669,426  $32,139,796  $6,397,151  $5,867,789  $4,767,290  $2,832,918  $180,260,999
                               ===========  ============  ===========  ==========  ==========  ==========  ==========  ============

See notes to financial statements.

                     ARMCO INC. RETIREMENT AND SAVINGS PLAN
                     --------------------------------------

                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                               DECEMBER 31, 1992

                                                              Supplemental Information by Fund
                                          ------------------------------------------------------------------------
                                          Corporation      Fixed       Equity       Growth       New       Equity
                                             Stock        Income       Income       Stock      Horizons    Index
ASSETS                                       Fund          Fund         Fund         Fund        Fund       Fund
- ------                                    -----------  ------------  -----------  ----------  ----------  --------
Investments - at fair value:
  Common Stock of Armco Inc.              $21,592,484
  Fixed Income Fund                                    $123,604,003
  Equity Income Fund                                                 $30,333,540
  Growth Stock Fund                                                               $4,189,531
  New Horizons Fund                                                                           $3,342,471
  Equity Index Fund                                                                                       $432,778
  International Stock Fund
  Loans to participants
                                          -----------  ------------  -----------  ----------  ----------  --------
    Total investments                      21,592,484   123,604,003   30,333,540   4,189,531   3,342,471   432,778
                                          -----------  ------------  -----------  ----------  ----------  --------

Receivables:
  Participant contributions                                 288,405      177,161
  Interfund receivable (payable)               (7,323)        2,015        5,308
                                          -----------  ------------  -----------  ----------  ----------  --------
      Total receivables                        (7,323)      290,420      182,469
                                          -----------  -------------  ----------  ----------  ----------  --------
      Total assets                         21,585,161   123,894,423   30,516,009   4,189,531   3,342,471   432,778

LIABILITIES
- -----------

Other liabilities                                           (11,543)
Transfers to other plans                                    (89,208)
                                          -----------  ------------  -----------  ----------  ----------  --------
NET ASSETS AVAILABLE FOR
BENEFITS                                  $21,585,161  $123,793,672  $30,516,009  $4,189,531  $3,342,471  $432,778
                                          ===========  ============  ===========  ==========  ==========  ========

                                             Supplemental Information by Fund
                                         ----------------------------------------
                                         International
                                             Stock          Loan
ASSETS                                        Fund          Fund        Total
- ------                                   --------------  ----------  ------------

Investments - at fair value:
  Common Stock of Armco Inc.                                         $ 21,592,484
  Fixed Income Fund                                                   123,604,003
  Equity Income Fund                                                   30,333,540
  Growth Stock Fund                                                     4,189,531
  New Horizons Fund                                                     3,342,471
  Equity Index Fund                                                       432,778
  International Stock Fund               $     539,731                    539,731
  Loans to participants                                  $2,668,900     2,668,900
                                         -------------   ----------  ------------
    Total investments                         539,731     2,668,900   186,703,438
                                         -------------   ----------  ------------

Receivables:
  Participant contributions                                               465,566
  Interfund receivable (payable)
                                         -------------   ----------  ------------
    Total receivables                                                     465,566
                                         -------------   ----------  ------------
    Total assets                               539,731    2,668,900   187,169,004

LIABILITIES
- -----------

Other liabilities                                                         (11,543)
Transfers to other plans                                                  (89,208)
                                         -------------   ----------  ------------
NET ASSETS AVAILABLE FOR
BENEFITS                                 $     539,731   $2,668,900  $187,068,253
                                         =============   ==========  ============

See notes to financial statements.

                     ARMCO INC. RETIREMENT AND SAVINGS PLAN
                     --------------------------------------

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                          YEAR ENDED DECEMBER 31, 1993


                                                           Supplemental Information By Fund
                                ---------------------------------------------------------------------------------------

                                 Corporation        Fixed          Equity         Growth          New         Equity
                                    Stock          Income          Income         Stock        Horizons        Index
                                    Fund            Fund            Fund           Fund          Fund          Fund
                                -------------   -------------   ------------   ------------   -----------   -----------
Interest and dividends                           $  8,342,608    $ 2,966,006    $   259,636    $  869,970    $   24,005

Net appreciation
 (depreciation)
   in fair value of
    investments                  $(1,308,950)                      1,400,400        447,570        37,999        53,824

Contributions by participants        495,123        4,014,500      1,869,305      1,139,420       699,180       447,409

Contributions by Armco Inc.          251,698        2,200,892        851,144        537,620       334,000       197,710

Distributions to withdrawing
   participants                   (3,074,251)     (22,284,835)    (5,632,074)      (708,323)     (435,740)     (126,834)

Transfers among funds             (1,922,856)      (2,151,190)       263,013     (5,777,307)    1,596,927     4,838,897

Transfer out to other plans         (439,296)      (1,246,221)       (94,007)       (88,147)      (47,656)
                                 -----------     ------------    -----------    -----------    ----------    ----------

NET INCREASE  (DECREASE)
  IN NET ASSETS AVAILABLE
   FOR BENEFITS                   (5,998,532)     (11,124,246)     1,623,787     (4,189,531)    3,054,680     5,435,011

NET ASSETS AVAILABLE FOR
   BENEFITS, BEGINNING
   OF YEAR                        21,585,161      123,793,672     30,516,009      4,189,531     3,342,471       432,778
                                 -----------     ------------    -----------    -----------    ----------    ----------

NET ASSETS AVAILABLE
   FOR BENEFITS, END
   OF YEAR                       $15,586,629     $112,669,426    $32,139,796    $        --    $6,397,151    $5,867,789
                                 ===========     ============    ===========    ===========    ==========    ==========

                                       Supplemental Information By Fund
                                    ------------------------------------------
                                     International
                                         Stock            Loan
                                         Fund             Fund           Total
                                    --------------     -----------   -------------
Interest and dividends                 $  101,344       $  205,628      12,769,197

Net appreciation
 (depreciation)
   in fair value of
    investments                           586,667                        1,217,510

Contributions by participants             428,338                        9,093,275

Contributions by Armco Inc.               173,750                        4,546,814

Distributions to withdrawing
   participants                          (135,766)                     (32,397,823)

Transfers among funds                   3,114,438           38,078

Transfer out to other plans               (41,212)         (79,688)     (2,036,227)
                                    --------------     -----------   -------------

NET INCREASE  (DECREASE)
  IN NET ASSETS AVAILABLE
   FOR BENEFITS                         4,227,559          164,018      (6,807,254)

NET ASSETS AVAILABLE FOR
   BENEFITS, BEGINNING
   OF YEAR                                539,731        2,668,900     187,068,253
                                    --------------     -----------   -------------

NET ASSETS AVAILABLE
   FOR BENEFITS, END
   OF YEAR                             $4,767,290       $2,832,918    $180,260,999
                                    ==============     ===========   =============


See notes to financial statements.

                     ARMCO INC. RETIREMENT AND SAVINGS PLAN
                     --------------------------------------

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                          YEAR ENDED DECEMBER 31, 1992

                                                         Supplemental Information by Fund
                               -------------------------------------------------------------------------------------
                                Corporation       Fixed           Equity        Growth         New         Equity
                                   Stock          Income          Income         Stock       Horizons       Index
                                    Fund           Fund            Fund          Fund          Fund          Fund
                                ------------   -------------   ------------   -----------   -----------   ----------
Interest and dividends                         $  6,332,920    $   453,185    $  253,827    $  338,479     $ 10,172

Net appreciation
 (depreciation) in fair
   value of investments         $ 3,756,397                        410,455        (5,431)      (26,119)      18,410

Contributions by participants       291,625       3,527,662        537,991       447,906       326,135       69,779

Contributions by Armco Inc.         182,586       2,137,848        359,169       259,550       189,318       41,278

Distributions to withdrawing
   participants                  (1,268,070)    (10,578,771)      (510,128)     (306,919)     (141,314)     (18,106)

Transfers among funds            (1,248,934)        446,754            897       (56,009)      410,925        5,212

Transfer in from other plans      3,488,972      47,387,025     23,397,013        70,823        84,911       64,794
                                -----------    ------------    -----------    ----------    ----------     --------

NET INCREASE IN NET
   ASSETS AVAILABLE
   FOR BENEFITS                   5,202,576      49,253,438     24,648,582       663,747     1,182,335      191,539

NET ASSETS AVAILABLE FOR
   BENEFITS, BEGINNING
   OF YEAR                       16,382,585      74,540,234      5,867,427     3,525,784     2,160,136      241,239
                                -----------    ------------    -----------    ----------    ----------     --------

NET ASSETS AVAILABLE FOR
    BENEFITS, END OF YEAR       $21,585,161    $123,793,672    $30,516,009    $4,189,531    $3,342,471     $432,778
                                ===========    ============    ===========    ==========    ==========     ========

                                      Supplemental Information by Fund
                                  ------------------------------------------
                                  International
                                      Stock           Loan
                                      Fund            Fund          Total
                                  -------------    ----------   ------------
Interest and dividends               $ 19,991      $   25,641   $  7,434,215

Net appreciation
 (depreciation) in fair
   value of investments               (50,726)                     4,102,986

Contributions by participants          90,143                      5,291,241

Contributions by Armco Inc.            52,378                      3,222,127

Distributions to withdrawing
   participants                        (9,048)                   (12,832,356)

Transfers among funds                 113,364         327,791

Transfer in from other plans           57,539       1,680,526     76,231,603
                                  -------------    ----------   ------------

NET INCREASE IN NET
   ASSETS AVAILABLE
   FOR BENEFITS                       273,641       2,033,958     83,449,816

NET ASSETS AVAILABLE FOR
   BENEFITS, BEGINNING
   OF YEAR                            266,090         634,942    103,618,437
                                  -------------    ----------   ------------

NET ASSETS AVAILABLE FOR
    BENEFITS, END OF YEAR            $539,731      $2,668,900   $187,068,253
                                  =============    ==========   ============

See notes to financial statements.

ARMCO INC. RETIREMENT AND SAVINGS PLAN
- --------------------------------------

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1993 AND 1992
- --------------------------------------


1.  GENERAL

     The Armco Inc. Retirement and Savings Plan (the "Plan") is a defined contribution plan covering all employees who are employed at a unit or subsidiary designated by the Benefit Plans Administrative Committee ("BPAC") as being eligible to participate. The primary purpose is to encourage employee savings while providing an opportunity to invest in the common stock of Armco Inc. ("Armco"). Participants may elect to invest into the Plan through payroll deductions up to 20% of base salary. In addition, for every dollar contributed by a participant, up to 5% of base salary depending on service attained as of the first of each quarter, Armco will match such contributions 100%, and for employees who are not eligible for current benefit accruals under any tax-qualified defined benefit pension plan sponsored by Armco, an additional 2% will be contributed to the participant's account. All contributions, including any net accumulated earnings thereon, are 100% vested at all times. The Plan allows participants to borrow funds from their accounts.

     T. Rowe Price Trust Company ("TRP") serves as the trustee of the Plan. TRP also serves as an investment manager and recordkeeper for all participant accounts.

     Provisions of the Plan regarding participation, vesting, contributions, withdrawals, loans and other matters are more fully described in the Summary Plan Description.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following are the significant accounting policies followed by the Plan:

     a.   General - The accounting records of the Plan are maintained on the
          -------
          accrual basis of accounting.

     b.   Valuation of Investments - Quoted market prices are used to value
          ------------------------
          investments, except for various group annuity contracts comprising the Fixed Income Fund which are valued at contract value.

3.   INVESTMENT PROGRAMS

     Upon enrollment or re-enrollment, the following investment options are available for participant contributions in increments of 10%:

     a.   Corporation Stock Fund - Investment in the common stock of Armco.
          ----------------------

     b.   Fixed Income Fund - Investment contracts with insurance companies or
          -----------------
          banks and money market funds.

     c.   Equity Income Fund - TRP mutual fund investing in a diversified
          ------------------
          portfolio of stocks and bonds.

     d.   Growth Stock Fund - TRP mutual fund investing in common stocks of
          -----------------
          well-established growth companies.

     e.   New Horizons Fund - TRP mutual fund investing in common stocks of
          -----------------
          small, emerging companies.

     f.   Equity Index Fund - TRP mutual fund investing in common stocks
          -----------------
          represented in the Standard & Poor's 500 Composite Stock Price Index.

     g.   International Stock Fund - TRP mutual fund investing primarily in
          ------------------------
          common stocks of established non-United States companies.

     The Loan Fund was established by TRP to account for loans to participants.

     Participants may, once during each calendar quarter, change the investment options to which future contributions are to be allocated. In addition, participants may, once during each calendar quarter, direct that all or a specified portion of their account, including any earnings thereon, held in any one or more investment funds be transferred from such investment fund or funds to any other investment fund or funds.

     Contributions of Armco are allocated to participants' accounts based on the participants' current investment elections.

     During 1993, Armco approved that effective January 1, 1994, the T. Rowe Price Balanced Fund will be offered to participants as a substitute for the Growth Stock Fund. Additionally, Armco approved the transfer of participant account balances in the Growth Stock Fund to the Equity Index Fund. Such transfers occurred on December 31, 1993.

4.   CONTRIBUTIONS

     Following are the pretax contributions from earnings of participants (contributions made in accordance with Section 401(k) of the Internal Revenue Code) included in Contributions by Participants in the accompanying Statements of Changes in Net Assets Available for Benefits:

                                        Year Ended December 31
                                 -----------------------------------
                                    1993                      1992
                                 ----------               ----------

   Corporation Stock Fund        $  405,273               $  188,658
   Fixed Income Fund              3,174,132                2,440,620
   Equity Income Fund             1,729,381                  424,939
   Growth Stock Fund              1,043,877                  354,996
   New Horizons Fund                626,696                  261,931
   Equity Index Fund                430,728                   58,028
   International Stock Fund         383,628                   73,612

5.   TAX STATUS

     The Plan obtained its latest determination letter in 1990, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. Armco believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

6.   INVESTMENTS IN THE FIXED INCOME FUND

     The Plan's Fixed Income Fund holds various investment contracts with the Travelers Life Insurance Company ("Travelers"), Massachusetts Mutual Life Insurance Company ("Massachusetts Mutual"), the Bankers Trust Company ("Bankers Trust"), Provident National ("Provident"), Aetna Capital Management ("Aetna"), Metropolitan Life Insurance Company ("Metropolitan Life"), John Hancock Mutual Life Insurance Company ("John Hancock") and Prudential Asset Management ("Prudential"). Such investment contracts are presented at contract value in the accompanying financial statements which represents the principal amount of the contract plus accumulated interest. The interest rates on such contracts may be reduced or other penalties applied if the

     Plan allows investment in a competing fixed income fund established with another financial institution or takes other actions which are specified in the underlying contracts.

     Interest earned by the Fixed Income Fund is a composite of the interest earned under the various group annuity contracts and money market funds, as follows:


                                              Investment
Contribution Period              Carrier         Rate    Effective Through
- -------------------------   -----------------   ------   -----------------

   January 1, 1988
    December 31, 1988       Travelers           10.47%    January 1, 1993

   January 1, 1989          Massachusetts
    September 30, 1989      Mutual               9.25     March 31, 1994

   October 1, 1989
    September 30, 1990      Bankers Trust        9.00     March 31, 1995

   October 1, 1990
    September 30, 1991      Provident            9.32     March 31, 1996

   December 31, 1990        Aetna                9.39     March 31, 1996

   October 1, 1991
    September 30, 1992      Metropolitan Life    8.02     March 31, 1997

   December 31, 1991        John Hancock         8.12     March 31, 1997

   October 1, 1992          Prudential           5.95     March 31, 1999
    September 30, 1993

   October 1, 1993          TRP                  2.66     March 31, 1994
    March 31, 1994


     In addition to the above investment contracts, various guaranteed investment contracts were received by the Plan on December 31, 1992 in connection with the merger of the Cyclops Profit Sharing Investment Plan into the Plan (see Note 9). The contribution periods of these contracts range from 1989 through 1992, and these contracts are effective through dates ending in 1993 to 1995.

     The Fixed Income Fund's investments as of December 31, 1993 and 1992 are as follows:


        Description of Investment               1993              1992
        -------------------------            -------------     -----------

   TRP Prime Reserve Fund, money market
    fund, 2.66%                              $  5,339,386
   Massachusetts Mutual, Guaranteed
    Investment Contract, 9.25%                  7,399,342      $ 13,545,706
   Bankers Trust, Guaranteed Investment
    Contract, 9.00%                            16,928,453        15,530,705
   Provident, Guaranteed Investment
    Contract, 9.32%                             8,735,896         7,991,123
   Aetna, Guaranteed Investment
    Contract, 9.39%                            10,594,458         9,685,819
   Metropolitan Life, Guaranteed
    Investment Contract, 8.02%                  9,070,048         8,396,637
   John Hancock, Guaranteed Investment
    Contract, 8.12%                             8,169,504         7,555,960
   Prudential, Guaranteed Investment
    Contract, 5.95%                            34,373,658        27,972,466
   Bankers Trust, Guaranteed Investment
    Contract, 4.81%                                               2,016,671
   Bankers Trust, Guaranteed Investment
    Contract, 5.09%                                               1,739,121
   Canada Life, Guaranteed Investment
    Contract, 8.00%                             2,106,477         2,106,477
   Canada Life, Guaranteed Investment
    Contract, 8.10%                             2,080,977         2,081,865
   Commonwealth Life, Guaranteed
    Investment Contract, Variable                                 1,256,699
   Hartford Life, Guaranteed Investment
    Contract, Variable                                            3,046,943
   Hartford Life, Guaranteed Investment
    Contract, 6.42%                             2,002,733         2,002,945
   Life Insurance of Virginia Guaranteed
    Investment Contract, Variable                                 4,560,783
   Peoples Security Life, Guaranteed
    Investment Contract, Variable                                 2,052,386
   Prudential, Guaranteed Investment
    Contract, 7.59%                                               1,714,554
   Prudential, Guaranteed Investment
    Contract, 6.57%                             3,289,392         3,086,602
   State Mutual Life, Guaranteed
    Investment Contract, 6.11%                  1,007,502         2,015,004
   State Mutual Life, Guaranteed
    Investment Contract, 5.18%                  1,571,600         3,148,496
   United of Omaha, Guaranteed
    Investment Contract, 7.70%                                    2,097,041
                                             ------------      ------------
                                             $112,669,426      $123,604,003
                                             ============      ============

7. TRANSACTIONS WITH PARTIES IN INTEREST

     Armco provides to the Plan certain accounting and administrative services for which no fees are charged to the Plan.

8.   PLAN TERMINATION

     Although it has not expressed any intent to do so, Armco has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, the interest of affected participants shall be distributed as provided by BPAC.

9.   PLAN TRANSFERS

     On April 24, 1992, a wholly owned subsidiary of Armco merged with and into Cyclops Industries, Inc., which then became a wholly owned subsidiary of Armco. Subsequent to the merger, participants of the Cyclops Profit Sharing Investment Plan ("Cyclops Plan") became participants of the Plan on December 31, 1992. Additionally on December 31, 1992, the Cyclops Plan's assets were merged into the Plan. Under the terms of the plan merger, participant balances of the Cyclops Plan's Company Stock Fund and Fixed Income Fund were merged with the Plan's Corporation Stock Fund and Fixed Income Fund, respectively. The Cyclops Plan's Common Stock Fund was merged into the Plan's Equity Income Fund. Loans to participants were merged into the Plan's Loan Fund. Net assets transferred to the Plan were as follows:


       Corporation Stock Fund      $ 3,339,433
       Fixed Income Fund            46,084,419
       Equity Income Fund           23,144,810
       Loan Fund                     1,680,526
                                   -----------
                                   $74,249,188
                                   ===========

     The remaining plan transfers, as reflected on the 1992 Statement of Changes in Net Assets Available for Benefits, relate principally to the merger of the NN Administration, Inc. Profit Sharing Plan, another benefit plan sponsored by Armco, into the Plan effective January 1, 1992.

     On April 30, 1993 and as a result of Armco's reorganization of its research facility, certain personnel became employees of the Armco Steel Company, L.P. In connection with the reorganization, approximately $2,030,000 of plan assets equal to the account balances of the transferred employees, were transferred to the Armco Steel Company, L. P. Thrift Plan.

10.  SUBSEQUENT EVENT

     In a Stock Purchase Agreement dated September 30, 1993, and amended and restated November 11, 1993 ("Agreement"), Armco sold its Armco Worldwide
                                              =
     Grinding Systems business. The Agreement stated that plan assets equal to the transferred employees' account balances would be transferred into replacement plans established by the Buyer (GS Technologies) as soon as practicable after the closing date (November 11, 1993), but in no event later than the last day of the twelfth month following the closing date. Such assets were included in December 31, 1993 balances and were transferred to the established replacement plans on January 31, 1994. Amounts transferred were as follows:


       Corporation Stock Fund        $1,301,784
       Fixed Income Fund              6,973,506
       International Stock Fund         457,442
       New Horizons Fund                913,659
       Equity Index Fund              1,011,368
       Equity Income Fund             1,662,908
       Loan Fund                        154,510
                                    -----------
                                    $12,475,177
                                    ===========


                                  * * * * * *

ARMCO INC. RETIREMENT AND SAVINGS PLAN
- --------------------------------------

ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1993
- -----------------------------------------------------------

                                                                                             Current
Identity of Issue                         Description of Investment             Cost          Value
- -----------------                    -------------------------------------   -----------   ------------
* Armco Inc.                         Common Stock, $.01 Par Value            $33,948,414    $15,586,629

John Hancock Mutual
  Life Insurance Company             Guaranteed Investment Contract, 8.12%     8,169,504      8,169,504

Massachusetts Mutual
  Life Insurance Company             Guaranteed Investment Contract, 9.25%     7,399,342      7,399,342

Bankers Trust Company                Guaranteed Investment Contract, 9.00%    16,928,453     16,928,453

Provident National                   Guaranteed Investment Contract, 9.32%     8,735,896      8,735,896

Aetna Capital Management             Guaranteed Investment Contract, 9.39%    10,594,458     10,594,458

Metropolitan Life Insurance
  Company                            Guaranteed Investment Contract, 8.02%     9,070,048      9,070,048

Prudential Asset Management          Guaranteed Investment Contract, 5.95%    34,373,658     34,373,658

Canada Life                          Guaranteed Investment Contract, 8.00%     2,106,477      2,106,477

Canada Life                          Guaranteed Investment Contract, 8.10%     2,080,977      2,080,977

Hartford Life                        Guaranteed Investment Contract, 6.42%     2,002,733      2,002,733

Prudential Asset Management          Guaranteed Investment Contract, 6.57%     3,289,392      3,289,392

State Mutual Life                    Guaranteed Investment Contract, 6.11%     1,007,502      1,007,502

State Mutual Life                    Guaranteed Investment Contract, 5.18%     1,571,600      1,571,600

* T. Rowe Price Trust Company        Prime Reserve Fund                        5,339,386      5,339,386

* T. Rowe Price Trust Company        Equity Income Fund                       29,788,406     32,139,796

* T. Rowe Price Trust Company        New Horizons Fund                         6,067,446      6,397,151

* T. Rowe Price Trust Company        Equity Index Fund                         5,790,537      5,867,789
(Continued)

ARMCO INC. RETIREMENT AND SAVINGS PLAN
- --------------------------------------

ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1993 (CONTINUED)
- ----------------------------------------------------------

                                                                                        Current
Identity of Issue                    Description of Investment           Cost            Value
- --------------------------------   ------------------------------    -------------   -------------

* T. Rowe Price Trust Company      International Stock Fund          $   4,258,959    $  4,767,290

* Participant Loans                Notes, 8.0% to 12.5%,
                                   due 12 to 180 months from date
                                   of loan                               2,832,918       2,832,918
                                                                      ------------    ------------

TOTAL                                                                 $195,356,106    $180,260,999
                                                                      ============    ============

* Party-in-interest.

ARMCO INC. RETIREMENT AND SAVINGS PLAN
- --------------------------------------

ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1993
- ----------------------------------------------


SERIES TRANSACTIONS, WHEN AGGREGATED, INVOLVING AN AMOUNT
IN EXCESS OF 5 PERCENT OF THE CURRENT VALUE OF PLAN ASSETS
- ------------------------------------------------------------

                                                 Number     Number      Total          Total
                            Description            of         of       Amounts        Amounts      Net Gain
Identity of Issue          of Investment        Purchases   Sales     Purchased         Sold       or (Loss)
- --------------------   ----------------------   ---------   ------   ------------   ------------   ---------

Prudential Asset       Guaranteed Investment       139        77     $28,568,038     $24,110,144      $ --
  Management           Contract, 5.95%

T. Rowe Price          Prime Reserve Fund           40        27       9,305,799       3,934,641        --
  Trust Company

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Benefit Plans Administrative Committee has duly caused this Annual Report on Form 11-K to be signed by the undersigned thereunto duly authorized.


                                      ARMCO INC. RETIREMENT AND SAVINGS PLAN
                                      (The Plan)



                                      By:  /s/ James W. Edgerton
                                         --------------------------------------
                                         James W. Edgerton, Chairman
                                         Benefit Plan Administrative Committee


                                      By: /s/ Barry M. Haller
                                         --------------------------------------
                                         Barry M. Haller, Member
                                         Benefit Plan Administrative Committee


                                      By: /s/ Gregory R. Karavanich
                                         --------------------------------------
                                         Gregory R. Karavanich, Member
                                         Benefit Plan Administrative Committee


Dated:   June 29, 1994

                                                            Exhibit 24(a)



INDEPENDENT AUDITORS' CONSENT
- -----------------------------



We consent to the incorporation by reference in Registration Statement No. 33-54353 of Armco Inc. on Form S-8 of our report dated June 25, 1994, appearing in this Annual Report on Form 11-K of the Armco Inc. Retirement and Savings Plan for the year ended December 31, 1993.

/s/ DELOITTE & TOUCHE

DELOITTE & TOUCHE

Pittsburgh, Pennsylvania
June 29, 1994

                                   FORM 11-K


            FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
              AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1993


                     EMPIRE-DETROIT STEEL DIVISION 401(K)
                           PLAN FOR HOURLY EMPLOYEES
                           -------------------------
                           (Full title of the Plan)


                                  ARMCO INC.
                                  ----------
                       (Name of Issuer of the securities
                          held pursuant to the Plan)


   One Oxford Centre, 301 Grant Street, Pittsburgh, Pennsylvania 15219-1415
   ------------------------------------------------------------------------
                   (Address of principal executive offices)

        EMPIRE-DETROIT STEEL DIVISION 401(K) PLAN FOR HOURLY EMPLOYEES
        --------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----

INDEPENDENT AUDITORS' REPORT                                              3

FINANCIAL STATEMENTS:

 Statements of Net Assets Available for Benefits,
  December 31, 1993 and 1992                                              4

 Statements of Changes in Net Assets Available for Benefits,
  for the Years Ended December 31, 1993 and 1992                          5

  Notes to Financial Statements                                         6-8

SUPPLEMENTAL SCHEDULES:

 Item 27a - Schedule of Assets Held for Investment Purposes               9

 Item 27d - Schedule of Reportable Transactions                          10

(Supplemental schedules other than those listed above are not presented because of the absence of the conditions under which they are required.)

INDEPENDENT AUDITORS' REPORT
- ----------------------------


To the Empire-Detroit Steel Division
   401(k) Plan for Hourly Employees:


We have audited the accompanying financial statements of the Empire-Detroit Steel Division 401(k) Plan for Hourly Employees as of December 31, 1993 and 1992 and for the years then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1993 and 1992, and the changes in its net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the foregoing table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental information by fund is presented for the purpose of additional analysis of the basic financial statements rather than to present information regarding the net assets available for benefits and changes in net assets available for benefits of the individual funds, and is not a required part of the basic financial statements. The supplemental schedules listed in the foregoing table of contents and supplemental information by fund are the responsibility of the Plan's management. Such supplemental schedules and supplemental information by fund have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

/s/ DELOITTE & TOUCHE

DELOITTE & TOUCHE


Pittsburgh, Pennsylvania
June 25, 1994

        EMPIRE-DETROIT STEEL DIVISION 401(K) PLAN FOR HOURLY EMPLOYEES
        --------------------------------------------------------------

                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           DECEMBER 31, 1993 AND 1992

                                                       1993                                                 1992
                              --------------------------------------------------------   ------------------------------------------
                                         Supplemental Information By Fund                      Supplemental Information By Fund
                              --------------------------------------------------------   ------------------------------------------
                                Stable      Equity     Company                            Fixed      Common    Company
                                Value       Income      Stock      Loan                   Income     Stock      Stock
                                 Fund        Fund       Fund       Fund       Total        Fund       Fund      Fund       Total
                              ----------  ----------   -------    -------   ----------   --------   --------   -------   ----------

ASSETS
- ------
Receivables:
  Participant contributions                                                              $ 56,244   $ 36,712                $92,956
  Interest                                                                                             1,819                  1,819
  Transfers from other plans                                                               89,208                            89,208
                              ----------  ----------   -------    -------   ----------   --------   --------   -------   ----------

             Total
              receivables                                                                 145,452     38,531                183,983
                              ----------  ----------   -------    -------   ----------   --------   --------   -------   ----------

Investments - at fair value:
  Common Stock of Armco Inc.                           $46,055             $    46,055                         $47,337       47,337
  Stable Value Common
    Trust Fund                $1,546,520                                     1,546,520    830,722                           830,722
  Equity Income Fund                      $1,347,925                         1,347,925               693,898                693,898
  Loans to participants                                           $14,331       14,331      6,291        322       401        7,014
                              ----------  ----------   -------    -------   ----------   --------   --------   -------   ----------

             Total
              investments      1,546,520   1,347,925    46,055     14,331    2,954,831    837,013    694,220    47,738    1,578,971
                              ----------  ----------   -------    -------   ----------   --------   --------   -------   ----------

TOTAL ASSETS AND
NET ASSETS AVAILABLE
FOR BENEFITS                  $1,546,520  $1,347,925   $46,055    $14,331   $2,954,831   $982,465   $732,751   $47,738   $1,762,954
                              ==========  ==========   =======    =======   ==========   ========   ========   =======   ==========

See notes to financial statements.

        EMPIRE-DETROIT STEEL DIVISION 401(K) PLAN FOR HOURLY EMPLOYEES
        --------------------------------------------------------------

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                     YEARS ENDED DECEMBER 31, 1993 AND 1992

                                                 1993                                                     1992
                      -----------------------------------------------------------   -----------------------------------------------
                            Supplemental Information By Fund                         Supplemental Information By Fund
                      ----------------------------------------------                ----------------------------------
                         Stable       Equity      Company                            Fixed       Common      Company
                         Value        Income       Stock     Loan                    Income       Stock       Stock
                         Fund          Fund        Fund      Fund        Total        Fund        Fund        Fund         Total
                      -----------  ------------  --------   -------   -----------   ---------   ---------   ---------   -----------

Interest and
 dividends             $   71,898    $   85,101             $   664   $  157,663

Net investment gain
  from Master Trust                                                                  $ 36,396   $116,266    $ 26,354    $179,016

Net appreciation
 (depreciation)
  in fair value of
   investments                           47,835    $(4,315)               43,520

Contributions by
 participants             584,916       443,089      2,632             1,030,637      496,354    216,356      14,707      727,417

Distributions to
 withdrawing
 participants             (18,144)      (21,799)                         (39,943)     (30,579)   (11,455)     (3,879)     (45,913)

Transfers among
 funds                    (74,615)       60,948              13,667                    24,242     57,807     (82,049)
                       ----------    ----------   -------   -------   ----------     --------   --------    --------   ----------

NET INCREASE
  (DECREASE) IN NET
  ASSETS AVAILABLE
  FOR BENEFITS            564,055       615,174    (1,683)   14,331    1,191,877      526,413    378,974     (44,867)     860,520

NET ASSETS AVAILABLE
  FOR BENEFITS,
  BEGINNING OF YEAR       982,465       732,751    47,738              1,762,954      456,052    353,777      92,605      902,434
                       ----------    ----------   -------   -------   ----------     --------   --------    --------   ----------

NET ASSETS AVAILABLE
  FOR BENEFITS,
  END OF YEAR           $1,546,520   $1,347,925   $46,055   $14,331   $2,954,831     $982,465   $732,751    $ 47,738   $1,762,954
                        ==========   ==========   =======   =======   ==========     ========   ========    ========   ==========

See notes to financial statements.

EMPIRE-DETROIT STEEL DIVISION 401(K)
PLAN FOR HOURLY EMPLOYEES
- ------------------------------------

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1993 AND 1992
- --------------------------------------


1.    DESCRIPTION OF THE PLAN

      The Empire-Detroit Steel Division 401(k) Plan for Hourly Employees (the "Plan") was established effective February 1, 1990 pursuant to collective bargaining agreements between the Empire-Detroit Steel Division ("Empire-Detroit") of Cyclops Corporation and the United Steelworkers of America, and between Empire-Detroit and the United Plant Guard Workers of America. Cyclops Corporation was a wholly owned subsidiary of Cyclops Industries, Inc. ("Cyclops"). On April 24, 1992, a wholly owned subsidiary of Armco Inc. ("Armco") merged with and into Cyclops, which then became a wholly owned subsidiary of Armco (see Note 5). Prior to the merger, the Plan was sponsored by Cyclops and administered by a profit sharing committee as appointed by its Board of Directors. Subsequent to the merger, Cyclops was liquidated and Armco assumed sponsorship of the Plan. The Benefit Plans Administrative Committee ("BPAC") and the Benefit Plans Asset Review Committee, both of which are appointed by Armco's Board of Directors, are the Plan Administrators. As of December 31, 1992, Armco transferred the trust assets from Pittsburgh National Bank to T. Rowe Price Trust Company ("TRP"), as successor trustee. Effective on December 31, 1992, TRP also became the Plan's investment manager and recordkeeper for all participant accounts. At the time, the Fixed Income Fund became known as the Stable Value Fund and the Common Stock Fund as the Equity Income Fund.

      Under the Plan, participants can elect to defer a portion of their earnings through contributions to the Plan. Participants may elect to defer any whole percentage between 1% and 10% of their total cash compensation. No participant's deferred contributions may exceed an annual limitation ($8,994 for 1993 and $8,728 for 1992) imposed by the Internal Revenue Code (the "Code"). Contributions by participants are invested in the Stable Value Fund (Fixed Income Fund prior to 1993), Equity Income Fund (Common Stock Fund prior to 1993) or Company Stock Fund, or a combination of such funds pursuant to limits as defined in the Plan with no more than 50% in the Company Stock Fund.

      The Plan is classified as a "defined contribution plan" under the Employee Retirement Income Security Act of 1974, as amended. Beginning in 1992, employer matching contributions range from 0% to 3% of a participant's total cash compensation, depending on Empire-Detroit's before-tax income for such Plan year, as defined by the Plan. Under the Plan, all employer contributions are to be directed to the Company Stock Fund and invested in Armco common stock (see Note 5). During 1993 and 1992, no employer matching contributions were made to the Plan as Empire-Detroit's before-tax income was less than required, as defined by the Plan. The contributions of a participant are fully vested at all times. Contributions by Armco will vest to participants following their completion of five years of service after February 1, 1990, regardless of their length of participation in the Plan.

      The value of a participant's account is payable in a lump sum upon termination of employment. Withdrawals during active employment are permitted to the extent allowed by the Code. Participants who have attained age 59 1/2 or older may withdraw any part or all of their contributions, together with any earnings thereon. In the event of qualifying hardships which confront participants with certain immediate and heavy financial needs, as determined by the provisions of the Plan, participants may, with approval of BPAC, withdraw certain portions of their account.

      The accounts of participants whose employment is terminated because of retirement, total and permanent disability, permanent layoff or death become fully vested upon such event, if then not already vested, and their entire account balances are disbursed to them (or their beneficiary) in accordance with the Plan. Otherwise, a termination of employment will result in the forfeiture of non-vested employer contributions.
      Forfeitures will be applied against and serve to reduce future contributions by Armco as required by the Plan. If a participant resumes his service with Empire-Detroit within five years from the end of the Plan year in which the break-in service occurred, any forfeited amounts will be restored to the participant's account. Such restorations will be accounted for as Armco contributions in the year restored.

      All expenses incident to the administration of the Plan, excluding brokerage fees, commissions and investment management fees, are borne by Armco. Brokerage fees, which are not material, are netted against the proceeds received on sales of securities and added to the cost basis of securities purchased.

      The Plan provides that participants may elect to transfer up to 100% of the value of their individual account balances invested in the Stable Value Fund (Fixed Income Fund prior to 1993) and Equity Income Fund (Common Stock Fund prior to 1993) to any other fund or funds, subject to the limitation that a transfer to the Company Stock Fund may not be in an amount which would result in more than 50% of the total value of a participant's account then being invested in the Company Stock Fund. Only 50% of a participant's contribution that is invested in the Company Stock Fund may be transferred at any one time. Generally, participants may not transfer Armco contributions out of the Company Stock Fund. However, if participants are at least 59 1/2, they may make a one-time election to transfer up to 50% of Armco contributions, as well as any earnings on those contributions, to the other funds. An election to transfer funds may be made quarterly in any Plan year, and notice of the election must be given at least 30 days prior to the effective date. All transfers are effective on January 1, April 1, July 1 or October 1 of the Plan year.

      The Plan permits participants who experience a qualifying financial hardship to borrow from their vested account balances, subject to certain limitations. Under one such limitation, the principal amount of the loan may not exceed the lesser of 50% of the participant's vested balance or $50,000. Fixed rate interest, which is set at the time of the loan application approval, is paid by the participant and deposited in the participant's account as investment earnings. Loans are payable within five years. However, this period may be extended to up to 15 years if the loan is used to purchase a primary residence. Effective on January 1, 1993, TRP, as successor recordkeeper, established a loan fund to account for loans to participants.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.  Basis of Presentation - The accompanying financial statements have
          ---------------------
          been prepared on an accrual basis.

      b.  Investments - Investments in the common stock of Armco (see Note 5)
          -----------
          and TRP mutual funds are presented at fair value, based primarily on quotations obtained from active markets, such as national securities exchanges.

      c.  Reclassification - Certain amounts in the 1992 financial statements
          ----------------
          have been reclassified to be consistent with the 1993 presentation.

3.    INVESTMENTS

      Prior to December 31, 1992, the Plan's investment assets consisted of an interest in a master trust account with Pittsburgh National Bank. The master trust was made up of the following three funds: (1) Fixed Income Fund, (2) Common Stock Fund and (3) Company Stock Fund. Prior to the transfer of plan assets to TRP as successor trustee, the Plan had an interest in each fund during 1992. Use of the master trust permitted the commingling of the assets of two plans of Armco and its subsidiaries for investment and administrative purposes. Although assets were commingled in the master trust, Pittsburgh National Bank maintained records for the purpose of allocating changes in the net assets of the master trust to the participating plans. During 1992, the Plan's pro rata interest in the Fixed Income Fund, Common Stock Fund and Company Stock Fund were 2.1%, 3.1% and 1.4%, respectively.

      Investments held in the master trust were principally guaranteed investment contracts, common stocks and Armco common stock (see Note 5). Fair values of common stocks, including common stock of

      Armco, were generally determined by the quoted closing price on the last day of the period. Investment contracts with insurance companies were valued at contract value.

      On December 31, 1992, the Plan's interest in the master trust's Fixed Income Fund and Common Stock Fund were invested in the TRP Stable Value Common Trust Fund and TRP Equity Income Fund, respectively. The TRP Stable Value Common Trust Fund invests in guaranteed investment contracts; the TRP Equity Income Fund invests in a diversified portfolio of stocks and bonds. The investments of the Company Stock Fund continue to be invested in the common stock of Armco (see Note 5). These investments continue to be held by the respective funds in 1993.

4.    TAX STATUS

      No request for determination has been made to the Internal Revenue Service ("IRS") that the Plan meets the requirements of Section 401(a) of the Code and is entitled to exemption from federal income tax under the provisions of Section 501(a) of the Code. Armco intends, in view of the recent release by the IRS of new guidelines covering requests for determination, to request in due course a determination letter on behalf of the Plan. Armco believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

5.    MERGER WITH ARMCO INC.

      Under the terms of the merger agreement, each share of Cyclops common stock outstanding at the effective time of the merger, subject to certain Armco tax considerations, was converted into $11.00 in cash and 1.99 shares of Armco common stock.

      Upon the consummation of the merger agreement, participants made certain elections regarding their account balances. Participants who had account balances in the Company Stock Fund were required to elect how the distribution resulting from the conversion of Cyclops common stock to Armco common shares and cash would be invested. The cash distribution had to be reallocated and invested in either the Fixed Income Fund or Common Stock Fund, or in a combination with a portion of such cash distribution invested in each fund. Participants also could elect to retain in the Company Stock Fund all of the Armco common shares received from the distribution or direct the trustee to sell all or a portion of such shares and to reinvest the proceeds thereof in either the Fixed Income Fund or Common Stock Fund, or in a combination of such funds.

      Subsequent to the merger, direction of contributions to, or transfer of any account balances into, the Company Stock Fund was temporarily frozen. Participants were only able to direct their contributions to either the Stable Value Fund (Fixed Income Fund prior to 1993) or Equity Income Fund (Common Stock Fund prior to 1993), or in a combination of such funds. During 1993, Armco made certain regulatory filings with the Securities Exchange Commission, so that participants again can direct contributions to the Company Stock Fund.

6.  TRANSACTIONS WITH PARTIES IN INTEREST

      Armco provides to the Plan certain accounting and administrative services for which no fees are charged to the Plan.

7.    PLAN TERMINATION

      Although it has not expressed any intent to do so, Armco has the right, subject to the applicable collective bargaining agreements, to terminate the Plan by action of its Board of Directors. The Plan may also be amended as necessary, to ensure compliance with the Code or other legal requirements. In the event of a Plan termination, participants will become 100% vested in their accounts.

                                     ******

EMPIRE-DETROIT STEEL DIVISION 401(K)
PLAN FOR HOURLY EMPLOYEES
- ------------------------------------

ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1993
- ----------------------------------------------------------

                                                                        Current
Identity of Issue        Description of Investment            Cost       Value
- -----------------        -------------------------            ----      ----------
*Armco Inc.              Common Stock, $.01 Par Value      $   62,868   $   46,055

*T. Rowe Price           Equity Income Fund                 1,301,515    1,347,925
    Trust Company

*T. Rowe Price           Stable Value Common Trust Fund     1,546,520    1,546,520
    Trust Company

*Participant Loans       Notes, 8.0% to 12.5%, due 12 to
                         180 months from date of loan          14,331       14,331
                                                           ----------   ----------

TOTAL                                                      $2,925,234   $2,954,831
                                                           ==========   ==========


*Party-in-interest.

EMPIRE-DETROIT STEEL DIVISION 401(k)
PLAN FOR HOURLY EMPLOYEES
- ------------------------------------

ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1993
- ----------------------------------------------

SERIES TRANSACTIONS, WHEN AGGREGATED, INVOLVING AN AMOUNT IN EXCESS OF 5 PERCENT OF THE CURRENT VALUE OF PLAN ASSETS
- -------------------------------------------------------------------

                                                  Number     Number     Total      Total
                                  Description       of         of      Amounts    Amounts   Net Gain
Identity of Issue                of Investment   Purchases   Sales    Purchased    Sold     or (Loss)
- ------------------------------   -------------   ---------   ------   ---------   -------   ---------

T. Rowe Price Trust Company      Stable Value
                                  Common Trust
                                  Fund               16         6      $584,916   $18,144     $  ---

T. Rowe Price Trust Company      Equity Income
                                  Fund               13         6       443,089    21,799      1,427

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Benefit Plans Administrative Committee has duly caused this Annual Report on Form 11-K to be signed by the undersigned thereunto duly authorized.


                                      EMPIRE-DETROIT STEEL DIVISION
                                      401(K) PLAN FOR HOURLY EMPLOYEES
                                      (The Plan)



                                      By: /s/ James W. Edgerton
                                          -------------------------------------
                                          James W. Edgerton, Chairman
                                          Benefit Plan Administrative Committee


                                      By: /s/ Barry M. Hal
                                          -------------------------------------
                                          Barry M. Haller, Member
                                          Benefit Plan Administrative Committee


                                      By: /s/ Gregory R. Karavanich
                                          -------------------------------------
                                          Gregory R. Karavanich, Member
                                          Benefit Plan Administrative Committee


Dated:   June 29, 1994

INDEPENDENT AUDITORS' CONSENT
- -----------------------------



We consent to the incorporation by reference to Registration Statement No. 33-65946 of Armco Inc. on Form S-8 of our report dated June 25, 1994, appearing in this Annual Report on Form 11-K of the Empire-Detroit Steel Division 401(k) Plan for Hourly Employees for the year ended December 31, 1993.

/s/ DELOITTE & TOUCHE

DELOITTE & TOUCHE

Pittsburgh, Pennsylvania
June 29, 1994