Form 10-Q
period 1994-06-30
ARMCO INC
filed 1994-08-12
CIK 7383

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

     [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended                June 30, 1994
                                      -------------------------------

                                     OR

     [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    -------------------

Commission File No.     1-873-2
                      -----------------------------------------------

                                  ARMCO INC.
                                  ----------
            (Exact name of registrant as specified in its charter)

              Ohio                                   31-0200500
- ----------------------------------      ---------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

           One Oxford Centre, 301 Grant St., Pittsburgh, PA 15219-1415
       ---------------------------------------------------------------------
              (Address of principal executive offices, Zip Code)

                                (412) 255-9800
              --------------------------------------------------
             (Registrant's telephone number, including area code)

- ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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
                              Yes            No
                                 ----          ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at July 31, 1994:  104,692,152

                                   ARMCO INC.

                                     INDEX



                                                                    Page
                                                                    ----

Part I.   Financial Information

          Condensed Statement of Consolidated Financial Position -
             June 30, 1994 and December 31, 1993                      2

          Condensed Statement of Consolidated Operations and
          Retained Deficit -
             Three and Six Months Ended June 30, 1994 and 1993        3

          Condensed Statement of Consolidated Cash Flows -
             Six Months Ended June 30, 1994 and 1993                  4

          Notes to Condensed Consolidated Financial Statements     5-10

          Management's Discussion and Analysis of the Condensed
             Consolidated Financial Statements                    11-17

          Segment Report                                             18


Part II.  Other Information

          Item 1  Legal Proceedings                                  19

          Item 6  Exhibits and Reports on Form 8-K                   20

          Signatures                                                 22

          Exhibits
                                      -1-

        3
                               ARMCO INC.
         CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                              (Unaudited)
(Dollars in millions)                              June 30,      December
31,
                                                    1994             1993
                                                   -------         --------
ASSETS
Current assets
  Cash and cash equivalents                     $  152.1        $   183.5
  Receivables, less allowance for doubtful accts   186.2            185.1
  Inventories (Note 2)                             177.2            205.5
  Net assets held for sale                          27.5             30.9
  Other   (Note 4)                                  44.1             20.4
- --------------------------------------------------------------------------
   Total current assets                            587.1            625.4

Investments
  Investment in National-Oilwell (Note 5)           88.4             83.9
  Investment in North American Stainless (Note 5)   50.3             43.8
  Investment in AFSG (Note 6)                       97.1             97.1
  Other, less allowance for impairment              29.5             44.3

Property, plant and equipment                    1,023.5            983.0
Accumulated depreciation                          (479.2)          (455.2)
- --------------------------------------------------------------------------
Property, plant and equipment - net                544.3            527.8

Deferred tax asset                                 338.5            295.6
Goodwill and other intangible assets               159.7            162.6
Other assets                                        20.4             24.2
- --------------------------------------------------------------------------
     Total assets                               $1,915.3         $1,904.7
- --------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts and notes payable                    $  110.1        $   119.6
  Employee benefit obligations                     137.0             98.3
  Accrued salaries and wages                        30.1             28.7
  Other accrued liabilities                         93.7             98.1
  Current portion of long-term debt
    and lease obligations                            2.7              8.3
- -------------------------------------------------------------------------
     Total current liabilities                     373.6            353.0

Long-term debt and lease obligations,
  less current portion                             381.9            379.7
Long-term employee benefit obligations           1,265.4          1,270.9
Other liabilities                                  138.8            204.5
Commitments and contingencies (Notes 6 and 9)
Class B common stock of subsidiary,
  redemption values $12.7 and $13.2                  9.9              9.7
Shareholders' deficit (Note 8)
  Preferred stock - Class A                        137.6            137.6
  Preferred stock - Class B                         48.3             48.3
  Common stock                                       1.0              1.0
  Additional paid-in capital                       953.5            951.1
  Retained deficit                              (1,416.5)        (1,450.3)
  Unrealized gain on equity securities              26.1              -
  Other                                             (4.3)            (0.8)
- --------------------------------------------------------------------------
   Total shareholders' deficit                    (254.3)          (313.1)
- --------------------------------------------------------------------------
   Total liabilities and shareholders' deficit  $1,915.3         $1,904.7
- --------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                                       -2-

               4
                                  ARMCO INC.
                CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS
                             AND RETAINED DEFICIT
                                 (Unaudited)
(Dollars and shares in millions
except per share amounts)
                                   Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                   ------------------       ----------------
                                     1994       1993         1994        1993
                                    -----      -----        -----       -----
Net sales                          $354.9    $ 454.1      $ 734.5     $ 880.7
Cost of products sold              (316.3)    (405.6)      (663.0)     (792.8)
Selling and administrative expenses (24.6)     (31.5)       (48.4)      (63.0)
Special charge  (Note 3)               -          -         (20.0)         -
- -----------------------------------------------------------------------------
Operating profit                     14.0       17.0          3.1        24.9
Interest income                       1.9        1.3          3.8         2.9
Interest expense                     (8.4)     (10.6)       (17.3)      (21.4)
Sundry other - net                  (10.4)     (11.1)       (21.1)      (16.8)
- -----------------------------------------------------------------------------
Loss before income taxes             (2.9)      (3.4)       (31.5)      (10.4)
Credit for income
  taxes (Notes 4 and 10)             29.8        2.2         29.6         9.1
- -----------------------------------------------------------------------------
 Income (loss) from Armco and
  consolidated subsidiaries          26.9       (1.2)        (1.9)       (1.3)
Equity in losses of Armco Steel
  Company, L.P. (Note 4)               -          -            -        (17.9)
Gain on investment in
  Armco Steel Company, L.P. (Note 4) 36.5         -          36.5          -
Equity in income (loss) of
  equity companies (Note 5)           6.5       (0.2)         8.1        (3.3)
- -----------------------------------------------------------------------------
Income (loss) from continuing
  operations                         69.9       (1.4)        42.7       (22.5)
Discontinued operations
  -Worldwide Grinding Systems
     Income from operations            -        10.1           -          9.2
- -----------------------------------------------------------------------------
Income (loss) before cumulative
  effect of accounting changes       69.9        8.7         42.7       (13.3)
Cumulative effect of changes in
  accounting for postretirement
  and postemployment benefits and
  income taxes (Note 11)              -           -            -       (307.5)
- -----------------------------------------------------------------------------
Net income (loss)                    69.9        8.7         42.7      (320.8)
Retained deficit,
  beginning of period            (1,482.0)  (1,124.7)    (1,450.3)     (790.7)
Preferred stock dividends            (4.4)      (4.4)        (8.9)       (8.9)
- -----------------------------------------------------------------------------
Retained deficit, end of period $(1,416.5) $(1,120.4)   $(1,416.5)  $(1,120.4)
- -----------------------------------------------------------------------------
Weighted average number of
  common and common equivalent
  shares outstanding-primary        104.6      104.2        104.4       103.7
Net income (loss) applicable
  to common stock                 $  65.5    $   4.3      $  33.8     $(329.7)
Per share of common stock-primary
Income (loss) from continuing
  operations                      $  0.63    $ (0.06)     $  0.32     $ (0.30)
Income from discontinued
  operations                          -         0.10           -         0.09
- -----------------------------------------------------------------------------
Income (loss) before cumulative
  effect of accounting changes       0.63       0.04         0.32       (0.21)
Cumulative effect of changes in
  accounting for postretirement
  and postemployment benefits and
  income taxes                        -           -             -       (2.97)
- -----------------------------------------------------------------------------
Net income (loss) per share
  - primary                     $    0.63    $  0.04     $    0.32    $ (3.18)
Net  income (loss) per share
  - fully dilutive                   0.55         *             *          *
Cash dividends per share
  $2.10 Class A                 $   0.525    $ 0.525     $   1.050    $ 1.050
  $3.625 Class A                    0.906      0.906         1.813      1.813
  $4.50 Class B                     1.125      1.125         2.250      2.250

*  Antidilutive or dilution less than 3%
See Notes to Condensed Consolidated Financial Statements

                                        -3-
        5
                                ARMCO INC.
             CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                               (Unaudited)
(Dollars in millions)                               Six Months Ended
                                                        June 30,
                                                   ------------------
                                                    1994        1993
                                                   ------      ------
Cash flows from operating activities:
Net income (loss)                                $  42.7    $ (320.8)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Depreciation and lease-right amortization       24.6        28.1
    Income from discontinued operations               -         (9.2)
    Gain on sales of investments and facilities    (67.2)       (0.9)
    Equity in undistributed (earnings) losses
      of associated companies                       (5.7)       21.4
    Special charge                                  20.0          -
    Cumulative effect of accounting changes           -        307.5
    Other                                            3.5         5.8
Change in assets and liabilities, net of
      effects of acquisitions and dispositions:
    Accounts receivable                             (8.2)      (39.9)
    Inventory                                       28.2       (14.1)
    Payables and accrued expenses                   10.9        (8.1)
    Other assets and liabilities - net             (28.1)       20.0
- ---------------------------------------------------------------------
  Net cash provided by (used in) operating
    activities                                      20.7       (10.2)
- ---------------------------------------------------------------------
Cash flows from investing activities:
    Net proceeds from the sale of businesses
      and asset                                      1.8        12.9
    Proceeds from the sale and maturity of
       marketable securities                          -          1.8
    Proceeds from the sale of investments           15.9         4.5
    Purchase of marketable securities                 -         (0.1)
    Purchase of investments                         (8.3)       (0.9)
    Contributions to equity investees               (6.1)       (4.6)
    Capital expenditures                           (41.0)      (17.5)
    Net cash used in discontinued operations        (2.5)      (43.4)
    Other                                            2.7         0.2
- ---------------------------------------------------------------------
  Net cash used in investing activities            (37.5)      (47.1)
- ---------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from drawdown of construction debt      7.5          -
    Principal payments on debt                     (10.9)       (5.2)
    Change in notes payable                         (0.8)       (2.4)
    Dividends paid                                  (8.9)       (8.9)
    Other                                           (1.7)        0.9
- ---------------------------------------------------------------------
  Net cash used in financing activities            (14.8)      (15.6)
- ---------------------------------------------------------------------
Effect of exchange rate changes on cash and
  cash equivalents                                   0.2        (2.6)
- ---------------------------------------------------------------------
Net change in cash and cash equivalents            (31.4)      (75.5)
Cash and cash equivalents:
    Beginning of year                              183.5       171.3
- ---------------------------------------------------------------------
    End of period                                 $152.1      $ 95.8
- ---------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                    $ 17.3      $ 22.1
      Income taxes                                   0.1         1.6
Supplemental schedule of noncash investing and
  financing activities:
    Issuance of restricted stock                     2.5         0.1

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

      In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly, in all material respects, the financial position as of June 30, 1994, the results of operations for the three and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993. The results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the year 1994.

 2. Armco's inventories are valued at the lower of cost or market. Cost of inventories at most of Armco's domestic operations is measured on the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                                June 30,     December 31,
      Inventories on LIFO:                        1994          1993
                                                --------     -----------
        Finished and semi-finished              $ 158.0        $ 190.8
        Raw materials and supplies                 26.9           21.5
        Less - Adjustment to state
          inventories at LIFO value               (36.5)         (38.5)
                                                --------       --------
            Total                                 148.4          173.8
                                                --------       --------
      Inventories on average cost:
        Finished and semi-finished                 11.2           14.1
        Raw materials and supplies                 17.6           17.6
                                                --------       --------
            Total                                  28.8           31.7
                                                --------       --------
            Total inventories                   $ 177.2        $ 205.5
                                                ========       ========


 3. In the six months ended June 30, 1994, Armco recorded a special charge of $20.0 for expenses associated with the temporary idling and restructuring of its Empire-Detroit steelmaking facilities in Mansfield and Dover, Ohio. These facilities are to be idled until completion of construction of a new thin-slab continuous caster at the Mansfield facility, scheduled for the second quarter of 1995. Approximately two-thirds of the charge is associated with group insurance, workers' compensation and other benefits for employees while the plant is idled. The remaining third of the charge relates to inventory writedowns and work force reductions. The liabilities related to this charge are recorded primarily in the current portion of employee benefit obligations in the Condensed Statement of Consolidated Financial Position.

 4. On April 7, 1994, Armco Steel Company, L.P. (ASC), a fifty percent owned joint venture limited partnership between subsidiaries of Armco and Kawasaki Steel Corporation, completed an initial public offering and recapitalization. As part of this transaction, the business and assets of ASC were transferred to AK Steel Corporation (AK Steel), a newly formed, publicly traded company. In exchange for its interest in ASC, Armco received 1,023,987 shares of stock in AK Steel with a June 30, 1994 market value of $26.1, recorded in Other current assets with a corresponding credit in Unrealized gain in equity securities. The stock represents about four percent of the outstanding AK Steel shares. In addition, Armco was released from certain obligations to make future cash payments to the former joint venture. The number of shares received and other terms of the restructuring and recapitalization were determined by arm's-length negotiations.

      As a result of the transaction, in the three and six months ended June 30, 1994, Armco recognized nonrecurring gains totaling $66.5, or $.64 per share, primarily as a result of its release from certain obligations, as discussed above, recognition of deferred pension curtailment gains established at ASC's formation and a tax benefit related to the effect of this transaction on Armco's deferred tax asset position. Of the $66.5, a $30.0 tax benefit is recorded in Credit for income taxes and $36.5 is recognized as a Gain on investment in Armco Steel Company, L.P. In addition, should Armco decide to sell its shares in AK Steel, following the 180-day waiting period included in the transaction agreement, it would recognize a gain equal to the net proceeds received upon such sale.

      Losses incurred by ASC during the first quarter of 1993 reduced Armco's investment in ASC to zero, after which Armco stopped recording its equity in losses of the joint venture.

 5. Armco and Acerinox S.A. of Spain each own a 50% partnership interest in North American Stainless (NAS) through their respective subsidiaries, First Stainless Inc. and Stainless Steel Invest, Inc.
      On July 18, 1994, Armco announced the signing of a letter of intent to sell 90% of its 50% equity interest in NAS for $73.0 in cash. Armco expects to record a gain of approximately $27.0 on completion of the sale, which is expected to occur in the third quarter of this year.

      In the second quarter of 1994, Armco and Acerinox, together invested an additional $12.1 in NAS. Armco is currently limited, under its debt agreements, as to the amount of contributions it can make to its joint venture partnerships.

      In the three and six months ended June 30, 1994, National-Oilwell, Armco's oil field equipment joint venture with USX, sold certain productive assets and lines of business. In the three and six month periods, Armco recognized $4.4 in equity income related to the net gain on these sales.

 6. Armco Financial Services Group (AFSG) consists primarily of insurance companies which Armco intends to sell and which continue underwriting activities (AFSG companies to be sold) and insurance companies that have stopped writing new business for retention and are being liquidated (runoff companies).

      Armco signed a definitive agreement, dated August 2, 1994, to sell the AFSG companies to be sold. The agreement is subject to a number of conditions, including approvals by regulatory authorities. The proceeds from the sale of these businesses have been pledged as security for certain note obligations due to the runoff companies and will be retained in the investment portfolio of the runoff companies.

      Armco's investment in the AFSG companies to be sold is recorded at net realizable value, or $73.9 at June 30, 1994. These businesses are accounted for as discontinued operations and, as such, Armco does not recognize, in its financial statements, AFSG's results of operations. The following presents the summarized results of operations and financial condition of the AFSG companies to be sold:

                                      Three Months Ended    Six Months Ended
                                          June 30,               June 30,
                                      ------------------    -----------------
     Results of Operations                1994      1993      1994     1993
     ---------------------                ----      ----      ----     ----
    Premiums earned                       $54.3    $57.1    $108.2    $115.6
    Losses and loss adjustment
       expenses                           (40.9)   (44.5)    (85.6)    (87.2)
    Underwriting expenses                 (20.7)   (21.2)    (41.8)    (43.4)
                                          ------   ------    ------    ------
       Underwriting loss                   (7.3)    (8.6)    (19.2)    (15.0)
    Investment income                       7.3     10.3      14.6      20.7
    Other income (expenses)                (0.1)     1.1      (0.1)     (0.2)
                                          ------   ------    ------    ------
       Income (loss) before
          effect of accounting change      (0.1)     2.8      (4.7)      5.5
    Cumulative effect of accounting
       change for postretirement benefits    -        -          -     (14.0)
                                          ------  --------   -------   -------
    Net income (loss)                    $ (0.1)  $  2.8    $ (4.7)   $ (8.5)
                                         =======  ========  ========  ========

                                          -6-

                                          June 30,      Dec. 31,
    Financial Condition	                    1994         1993
    -------------------                   -------       -------
    Assets:
        Invested assets                    $408.4        $440.7
        Receivables                          88.4          87.7
        Other  assets                        40.4          43.0
                                           ------        ------
            Total assets                    537.2         571.4

    Liabilities:
        Property and casualty reserves      399.0         398.3
        Payables and other liabilities       30.5          37.2
                                            -----         -----
            Total liabilities               429.5         435.5
                                            ------        -----
    Net assets                              107.7         135.9

    Net income not recognized                (5.7)        (10.4)
    Unrealized investment (gain) loss
        not recognized                       10.2         (13.3)
    Loss on disposal of business            (45.0)        (45.0)
    Net liabilities to be retained            6.7           6.7
                                            ------        ------

    Armco's investment                     $ 73.9        $ 73.9
                                           =======       ======


      The runoff companies are accounted for by Armco as discontinued operations under the liquidation basis of accounting whereby all future cash inflows and outflows are considered. Armco believes, based on current facts and circumstances, including the opinion of outside actuaries, that future changes in estimates of net losses relating to the ultimate liquidation of the runoff companies will not be material to Armco's financial position or liquidity. As of June 30, 1994 and December 31, 1993, Armco's investment in the net assets of the runoff companies was $23.2.

      There are various matters pending which involve AFSG, relating to litigation, arbitration and regulatory affairs, including matters related to Northwestern National Insurance Company, a runoff company currently involved in, among other matters, arbitration and litigation with respect to certain reinsurance programs. The ultimate liability from such matters at June 30, 1994 cannot be determined; but in Armco's opinion, based on current facts and circumstances and the views of outside counsel and advisors, any liability resulting will not materially affect Armco's financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

 7. Armco has in place an agreement with a group of banks to provide a credit facility for borrowings up to $170.0 on a revolving credit basis until December 31, 1995, secured by certain of Armco's receivables and inventories. At June 30, 1994, Armco had no borrowings outstanding under the agreement, but had utilized $83.8 of the credit facility as support for letters of credit.

      As amended in the second quarter of 1994, the credit agreement requires Armco to maintain a minimum working capital of $150.0 from May 1, 1994 through August 31, 1994, dropping to $130.0 from September 1, 1994 through December 31, 1994. At June 30, 1994, Armco's working capital, as defined, was $212.7. In addition, Armco must maintain cumulative net income greater than zero for the year 1994, increasing by $10.0 per quarter in 1995, and meet certain ratio requirements. Noncompliance with any of these covenants or the occurrence of any other event of default could result in the lending banks terminating their commitments under the credit agreement and/or accelerating the payment of amounts due thereunder.

 8. Under the terms of the credit agreement (Note 7), Armco is not permitted to pay cash dividends on its common stock. The payment of dividends on preferred stock is prohibited if Armco is in default under the credit agreement.

      Under the terms of the indentures for Armco's 11.375% Senior Notes Due 1999 and 9.375% Senior Notes Due 2000, Armco cannot pay a dividend on its common stock or repurchase its capital stock, unless it meets certain financial tests described in the indentures. Armco does not expect to be able to meet these tests in the near term.

      Armco is incorporated in the State of Ohio and is permitted to pay dividends on its common and preferred stock only to the extent that it has surplus as defined in the corporate statute of Ohio. At June 30, 1994, the amount from which Armco is permitted to pay dividends was $123.3.

      At its July 1994 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Class A, $3.625 Cumulative Convertible Class A and $4.50 Cumulative Convertible Class B preferred stock issues.

 9. A subsidiary of LTV Steel Company and First Taconite Company, a subsidiary of Armco, each owned a 50% interest in the properties and assets of Reserve Mining Company (Reserve Mining), a Minnesota partnership that produced taconite iron ore pellets and which filed for reorganization under Chapter 11 in 1986. On August 17, 1989, Cyprus Northshore Mining Corporation (Cyprus), a wholly owned subsidiary of Cyprus Minerals Company, purchased the assets of Reserve Mining. On that date, Armco and First Taconite Company entered into an agreement with the State of Minnesota, the Reserve Mining Company bankruptcy trustee and Cyprus, whereby Cyprus agreed to operate the Reserve Mining facility and, upon the purchase by AK Steel (formerly
      ASC) of certain quantities of iron ore pellets produced by the facility, or upon an approved modification to a tailings disposal site closure plan by the state as provided in the agreement, Cyprus agreed to assume closure and perpetual maintenance obligations of the tailings disposal site. Cyprus continues to operate the facility.

      In the second quarter of 1994, the Pension Benefit Guaranty Corporation (PBGC) filed suit seeking a judgment against Armco for the liability of Reserve Mining for the alleged underfunded amount of guaranteed benefits to be paid by the PBGC. On June 30, 1994, Armco settled this litigation. Under the agreement, Armco paid the PBGC $10.0 in connection with the Reserve Mining pension liability and agreed to contribut $17.5 to the Armco Inc. Pension Agreements Plan. These amounts had been previously accrued.

      In connection with the formation of ASC, ASC assumed and agreed to satisfy and indemnify Armco against certain obligations and liabilities related to the business and assets transferred to ASC including, among other things, environmental-related costs and obligations, employee benefit obligations, and liabilities under certain long-term supply contracts. As part of the recapitalization which resulted in the formation of AK Steel (Note 4), AK Steel assumed such obligations and indemnification of Armco.

      NAS had long-term debt outstanding totaling $117.9 at June 30, 1994 as well as a revolving bank credit facility totaling $40.0, of which $39.0 was used as of June 30, 1994. At December 31, 1993 and March 31, 1994, NAS was not in compliance with certain covenants contained in these loan agreements. Lenders have agreed to waive compliance with those covenants as of December 31, 1993 and March 31, 1994 and, in the second quarter of 1994, agreed to amendments to the covenants which bring the joint venture back into compliance.

      Armco provides a $7.4 letter of credit to secure 50% of NAS debt service payments. This letter of credit will be released if the proposed sale of 90% of Armco's interest is completed (Note 5).

      Armco has entered into certain contracts, which mature over the next two years, related to nickel, a commodity used in the production of stainless steel. These contracts involve the cash settlement of the difference between the market price of nickel at maturity and the contract price. Gains and losses related to outstanding contracts are recognized in income currently. Based on market values at June 30, 1994, contracts with a nominal amount of $7.0 would require Armco to pay a total of $1.5 during 1994 and 1995. Such amount has been accrued in the financial statements.

      There are various claims pending involving Armco and its subsidiaries regarding product liability, antitrust, patent, employee benefits, environmental and hazardous waste matters, reinsurance and insurance arrangements (Note 6), and other matters arising out of the conduct of Armco's business. Armco believes that the ultimate liability from pending claims and contingent liabilities will not materially affect the consolidated financial condition or liquidity of Armco; however, it is possible that due to fluctuations in Armco's results, future developments with respect to such matters could have a material effect on the results of operations in future interim or annual periods.

      Under the federal Comprehensive Environmental Response, Compensation and Liability Act, certain analogous state laws, and the federal Resource Conservation and Recovery Act, past disposal of wastes, whether on-site or at other locations, may result in the imposition of cleanup obligations by federal or state regulatory authorities or other potentially responsible parties, even when the wastes were disposed of in accordance with applicable laws and requirements in existence at the time of disposal. The federal government has asserted that joint and several liability applies in hazardous waste litigation and courts have held that, absent proof that damages are allocable or subject to allocation, joint and several liability will be applied. Armco has been named as a defendant, or identified as a potentially responsible party, in various proceedings wherein the federal government seeks reimbursement for, or compulsory clean-up of, hazardous waste sites. Armco has been required to perform or fund such cleanup or participate in cleanup with others at a number of sites at which its facilities disposed of wastes in the past and may, from time to time, be required to remediate or join with others in the remediation of other locations as these sites are identified by federal or state authorities. Armco is also a party to various private lawsuits with respect to alleged property damages and personal injury from waste disposal sites. In addition, environmental exit costs with respect to Armco's ongoing businesses, which costs it is Armco's policy not to accrue until a decision is made to dispose of a property, may be incurred if Armco makes a decision to dispose of additional properties. These costs include remediation and closure costs such as for cleanup of soil contamination, closure of waste treatment facilities and monitoring commitments. While Armco believes that the ultimate liability for the environmental remediation matters identified to date, including the cleanup, closure, and monitoring of waste sites, will not materially affect its consolidated financial condition or liquidity, the identification of additional sites, increases in remediation costs with respect to identified sites, the failure of other potentially responsible parties to contribute their share of remediation costs, decisions to dispose of additional properties and other changed circumstances may result in increased costs to Armco, which could have a material effect on its financial condition, liquidity and results of operations.

      At June 30, 1994, Armco had recorded on its Condensed Statement of Consolidated Financial Position, legal and environmental reserves of $79.8, of which $17.1 was classified as current.

10. In the six months ended June 30, 1993, Armco recognized income of $6.0 as the result of a settlement of state income taxes related to a former Armco subsidiary. Of the total amount, $2.4 was recorded in Credit for income taxes and $3.6, representing interest on the settlement, was recorded in Sundry other - net. In addition, Armco reversed a federal tax reserve of $4.3 as a result of the resolution of certain tax issues. This amount was recorded in Credit for income taxes.

11. Effective January 1, 1993, Armco adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), which required accrual of the estimated cost of these benefits during the years an employee is actively employed, rather than the previous practice of expensing these benefits on a pay-as-you-go basis after the participant is retired. Armco elected to recognize immediately the cumulative effect of this obligation and as a result recognized a net of tax charge of $440.0, or $4.25 per share, as of January 1, 1993.

      Armco adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) effective January 1, 1993. The cumulative effect of adopting SFAS 109, excluding a tax benefit of $170.3 for the cumulative effect of adoption of SFAS 106, was a benefit of $135.6, or $1.31 per share, as of January 1, 1993.

      Effective January 1, 1993, Armco adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for
      Postemployment Benefits" and recorded $3.1, or $.03 per share, of expense for the cumulative effect of establishing additional liabilities for certain short-term and long-term disability benefit plans.

12.   Information relating to Armco's industry segments can be found on page
      18.



- --------------------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   -------------------------------------------
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------
                   (Dollars in millions, except per share data)



GENERAL
- -------

Armco's results in the second quarter and first six months of 1994 and 1993 were as follows:

                                    Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                     ------------------    ----------------

                                      1994      1993        1994      1993
                                      ----      ----        ----      ----
   Net sales                        $ 354.9    $ 454.1    $ 734.5   $ 880.7
   Operating profit                    14.0       17.0        3.1      24.9
   Income (loss) before cumulative
     effect of  accounting changes     69.9        8.7       42.7     (13.3)
   Net income (loss)                   69.9        8.7       42.7    (320.8)


Sales in the three and six months ended June 30, 1994 decreased 22% and 17%, respectively, from the same periods in 1993, primarily because of the absence in 1994 of businesses that were sold or are no longer consolidated and the idling of operations at the Empire-Detroit Steel Division (Empire-Detroit) in the second quarter of this year. The businesses which have been sold or are no longer consolidated in Armco's financial statements represented $68.2 and $132.6 of sales in the second quarter and first six months, respectively, of 1993. Excluding those businesses from 1993, sales would have decreased 8% and 2% in the second quarter and first six months, respectively, of 1994 versus 1993, primarily as a result of the actions taken at Empire-Detroit.

The second quarter operating profit was primarily attributable to strong performances at Armco Advanced Materials Company, Coshocton Stainless and Douglas Dynamics, Inc., partially offset by losses at Empire-Detroit. (see Business Segment Results). Operating profit for the three and six months ended June 30, 1993 included $7.7 and $13.0, respectively, from businesses which Armco has sold or no longer consolidates.

Net income in the second quarter and first six months of 1994 included a $66.5 gain recognized as a result of the completion of an initial public offering by Armco's former joint venture, Armco Steel Company, L.P. (ASC). In the same periods, Armco recognized $4.4 in equity income representing half of a net gain realized by National-Oilwell on the sale of certain production equipment and lines of business held by that joint venture. Net income for the first six months of 1994 also included a $20.0 special charge for expenses related to the temporary idling and restructuring of Empire-Detroit's steelmaking facilities. In the second quarter of 1993, Armco reported net income of $8.7, which included $4.6 in nonrecurring federal tax credits and $10.1 of income from Worldwide Grinding Systems, a business which was divested in the second half of 1993. The net loss in the six months ended June 30, 1993 included a cumulative effect charge of $307.5 for adopting new accounting standards for postretirement and postemployment benefits and income taxes, $9.2 of income from Worldwide Grinding Systems, federal and state tax-related credits of $14.9, and an equity loss of $17.9 from ASC.

BUSINESS SEGMENT RESULTS
- ------------------------

Specialty Flat-Rolled Steel
- ---------------------------

                                Three Months Ended       Six Months Ended
                                     June 30,               June 30,
                                -------------------      ----------------

                                  1994       1993         1994        1993
                                  ----       ----         ----        ----

     Net sales                    $ 269.2    $ 274.8      $ 532.4   $ 535.7
     Operating profit                34.7       24.7         64.8      44.6

     Shipments (000s of net tons)   174        178          351       347
     Production (000s of net tons)  226        247          438       491
     Capability utilization         105%        98%         102%       98%


Customer sales and tons shipped decreased by 2% in the second quarter of 1994 versus 1993, as increases driven by demand for automotive chrome stainless, electrical steel and stainless strip were offset by declines in shipments in stainless flat plate and slabs, and chrome nickel stainless sheet. The restructuring activity at Eastern Stainless Corporation continues as Eastern's management searches for ways to reduce losses.

For the first six months of 1994 compared to 1993, customer sales were relatively flat on a small increase in shipments. A decrease in slab sales due to closing the melt shop at Eastern Stainless Corporation more than offset increased sales of stainless sheet and strip and electrical steel. A work stoppage at Allegheny Ludlum in the second quarter of 1994 increased demand for Armco products. The strike has since been settled.

Operating profit increased 40% and 45%, respectively, for the second quarter and first six months of 1994 versus 1993. In spite of a fire, which caused an 11-day unplanned caster outage, production at the Butler, Pennsylvania melt facility set new records in 1994, significantly reducing the cost of products shipped from Armco Advanced Materials Company and Coshocton Stainless Division. In addition, reduced low-margin export sales and higher prices for electrical steels bolstered operating profit in the segment.

Raw steel production of 226,000 tons in the second quarter of 1994 was down 9% compared to the same period of 1993, due to the closing of the Eastern Stainless Corporation melt shop in July 1993. However, Butler's production in the quarter was 5% higher than production in the second quarter of 1993. Butler's cast steel production capacity is estimated to be 860,000 tons in 1994, versus 850,000 tons in 1993.

Outlook: Operating results are expected to continue to improve relative to 1993 as a result of continued strong market conditions, scheduled price increases and improved production efficiencies. Order rates for stainless sheet and strip, particularly for the automotive industry, are expected to remain strong through the remainder of the year. Demand for oriented electrical steel for distribution transformers and cold rolled non-oriented electrical steel for motors and generators is also expected to remain strong. Expansion of sales of these products, however, may be constrained by Butler's melting capacity.

Through the first four months of 1994, imports of all specialty flat-rolled steel products increased sharply compared with a year ago. Imports of stainless sheet and strip increased 24% from the period January through April 1993 to the same period in 1994, while domestic shipments rose only 7%. The sharper increase in imports vis-a-vis shipments caused import penetration to jump from 22.6% to 25.2%. Imports of stainless plate were 44% higher in the first four months of 1994 than in 1993, while domestic shipments were only 5% higher. As a result, import penetration of plate increased from 13.5% to 17.8%. Electrical steel domestic shipments and imports declined approximately 4% for the four month period ended April 30, 1994 compared to the same period in 1993, with import penetration holding at a little over 18.5%.

With respect to grain-oriented electrical steel, in 1993, Armco and a domestic competitor, as well as several labor unions representing work forces at specialty steelmaking plants, filed countervailing and anti-dumping petitions against Italy. There was also an anti-dumping duty petition filed against Japan, in which Armco was not a party. In October 1993, the International Trade Commission (ITC) issued a preliminary finding of injury. On January 25, 1994, the U.S. Department of Commerce announced a preliminary countervailing duty margin of 23.14% on imports of grain-oriented electrical steel from Italy. On February 3, the Department of Commerce announced preliminary anti-dumping duties of 5.62% against Italy and 31.08% against Japan. Subsequently, the Department of Commerce announced a final countervailing duty margin of 24.42% and anti-dumping duties of 60.79% on imports of grain-oriented electrical steel from Italy. The anti-dumping duty of 31.08% against Japan did not change. On May 18, 1994, the ITC gave a positive injury determination on the Italian countervailing and Japanese anti-dumping petitions. On July 29, 1994, the ITC ruled in favor of the petitioners in the Italian anti-dumping case.

Other Steel and Fabricated Products
- -----------------------------------


                                Three Months Ended       Six Months Ended
                                     June 30,               June 30,
                                -------------------      ----------------

                                  1994       1993         1994        1993
                                  ----       ----         ----        ----
     Net sales                $  85.7     $ 179.3      $ 202.1      $ 345.0
     Special charge               -            -         (20.0)         -
     Operating profit (loss)    (13.1)        2.4        (47.2)         0.3


Net sales decreased by 52% and 41% in the second quarter and first six months, respectively, of 1994 compared to the same periods in 1993. The shortfall was due to the absence, in 1994, of businesses that were sold or no longer consolidated. Those businesses represented $68.2 and $132.6 in sales in the second quarter and first six months, respectively, of 1993. Excluding those sales from the comparison, net sales in the second quarter of 1994 would have been 23% less than in the second quarter of 1993, primarily due to the idling of operations at Empire-Detroit, partially offset by higher snowplow shipments at Douglas Dynamics.

Contributing to the increased operating losses for this segment were operating losses at Empire-Detroit of $17.9 and $59.5 in the second quarter and first six months of 1994, respectively, compared to losses of $7.9 and $16.0 in the same periods, respectively, in 1993. The 1994 year-to-date loss at Empire-Detroit included a special charge of $20.0 in connection with expenses related to the temporary idling and restructuring of Empire-Detroit's steelmaking facilities in Mansfield and Dover, Ohio. These facilities will be idled until the installation of a new thin-slab continuous caster at the Mansfield facility is completed, currently scheduled for the second quarter of 1995.

Excluding the special charge, Empire-Detroit's operating loss was reduced from $21.6 in the first quarter of 1994 to $17.9 in the second quarter. Losses at Empire-Detroit in the first quarter of 1994 reflected the loss of the main drive motor in the blooming mill at Mansfield in early March, increases in scrap prices of nearly $50 per ton over prices a year ago without a corresponding increase in selling prices and operational inefficiencies due to the extreme cold weather. The lower losses in the second quarter are due to idling the facilities.

Douglas Dynamics had a significant increase in operating profit due to higher sales of snowplows as a result of record snowfalls last winter, low customer inventory and continued strong demand for four-wheel drive vehicles. Sawhill Tubular showed slight losses on a year-to-date basis, reflecting continued operational difficulties experienced with new equipment at the Sharon, Pennsylvania plant, as well as higher hot band costs.

Outlook: Empire-Detroit is expected to incur operating losses until the start-up of the thin-slab caster in the second quarter of 1995. However, losses should drop below the level seen in the first half of 1994 as the full benefits of idling are realized.

Douglas Dynamics' sales and earnings are expected to grow further in 1994, driven by strong demand for four-wheel drive vehicles, distributors' need to replace inventory, a price increase effective with orders received after June 30, 1994 and sales of new products.

DISCONTINUED OPERATIONS
- -----------------------

Armco Financial Services Group
- ------------------------------

The Armco Financial Services Group consists primarily of insurance companies which Armco intends to sell and which continue underwriting activities (AFSG companies to be sold) and insurance companies that have stopped writing new business for retention and are being liquidated (runoff companies).

Armco signed a definitive agreement, dated August 2, 1994, to sell the AFSG companies to be sold. The sale is subject to a number of conditions, including approvals by regulatory authorities. Armco accounts for these businesses as discontinued operations and, as such, does not recognize, in is financial statements, AFSG's results of operations. Armco has an investment in the AFSG companies to be sold of $73.9 at June 30, 1994. Proceeds from the sale will remain committed to the support of Armco's runoff insurance subsidiaries.

AFSG companies to be sold

Direct written premiums in the second quarter and first six months of 1994 were $52.5 and $106.2, which was 6% and 5% lower than the second quarter and first six months, respectively, of 1993. Soft markets in commercial lines plus the decision to exit the Southwest Region (Texas) in 1993 reduced commercial lines writings.

The loss from underwriting was $7.3 in the second quarter of 1994 compared to an $8.6 loss in the second quarter of 1993. Losses incurred were down as a result of both a decline in the earned premium base and focused attention to improve personal auto profitability.
The underwriting loss for the first half of 1994 was $19.2 or $4.2 more than the same period in 1993. Lower losses incurred in the second quarter of 1994 were offset by a $5.0 increase in underwriting loss primarily due to losses associated with the first quarter 1994 winter storms in the Northeast and Midwest.

Net investment income, including realized gains, in the second quarter of 1994 was $7.3, a decrease of $3.0 or 29% from the second quarter of 1993. The decline in investment income was primarily a result of $0.3 in realized losses in 1994 compared to $1.8 in realized gains in 1993 and a decline in investment yield of the base portfolio, due to the erosion of market interest rates over the last two years.

The net loss in the first six months of 1994 was $4.7, which was $3.8 less than the $8.5 loss recorded in the first half of 1993. The net loss in 1993 included a one-time charge of $14.0 for the full postretirement benefit transition obligation, recognized upon adoption of Statement of Financial Accounting Standards No. 106.

Liquidity and Financial Position: At June 30, 1994 and December 31, 1993, the companies to be sold had total assets of $537.2 and $571.4, respectively, including cash and invested assets of $408.4 and $440.7. Net assets at June 30, 1994 were $107.7, which was $28.2 below the December 31, 1993 balance of $135.9. The lower net assets were due to 1994 unrealized losses totaling $23.5 as a result of an increase in market interest rates which reduced the market value of the bond portfolio.

Insurance premiums and interest are the AFSG companies' primary sources of cash. Total cash used by operating activities during the first six months of 1994 was $5.2, compared to $1.8 used in the first half of 1993. The increase in cash used in 1994 is primarily due to a $7.8 drop in premiums collected and a $1.3 decline in interest received. In the first six months of 1993, investing activities provided $13.7 and financing activities used $2.8 for payment on a note.

Outlook: Earnings for the property and casualty industry are expected to remain flat in 1994. Pricing for normal commercial lines remains soft. There is some expectation that firming of prices will occur in 1994 as interest rates stabilize and capital gain opportunities lessen. Operating income for the AFSG companies to be sold is expected to improve modestly in 1994, despite significant catastrophe losses incurred in the first quarter. However, the increase in long-term market interest rates during the first half of 1994 is expected to limit capital gain opportunities. As a result, net income for AFSG companies to be sold is expected to decline compared to 1993.

Runoff companies

No charges have been recorded with respect to the runoff companies since the second quarter of 1990. Armco management continues to believe that future charges, if any, resulting from the runoff companies will not be material to Armco's financial position or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments could have a material effect on the results of operations in one or more future interim or annual periods.


EQUITY AND OTHER INVESTMENTS
- ----------------------------

Armco Steel Company, L.P. (ASC)
- -------------------------------

ASC was an equally owned limited partnership, formed in 1989, between subsidiaries of Armco and Kawasaki Steel Corporation. Losses incurred by ASC in subsequent years through 1993 reduced Armco's investment to zero, after which Armco stopped recording its equity in profits or losses related to the operations of ASC.

On April 7, 1994, ASC completed an initial public offering and recapitalization. As part of this transaction, the business and assets of ASC were transferred to AK Steel Corporation (AK Steel), a newly formed, publicly traded company. In exchange for its interest in ASC, Armco received 1,023,987 shares of stock in AK Steel with a market value, based on the initial offering price, of approximately $24.0. The stock represents approximately four percent of the outstanding shares of AK Steel. In addition, Armco was released from certain obligations to make future cash payments to the former joint venture. The number of shares received and other terms of the restructuring and recapitalization were determined by arm's-length negotiations.

As a result of the transaction, Armco recognized a nonrecurring gain in the second quarter of 1994 totaling $66.5, or $0.64 per share, primarily as a result of release from certain obligations discussed above, recognition of deferred pension curtailment gains established at ASC's formation and a $30.0 tax benefit related to the effect of this transaction on Armco's deferred tax asset position. In addition, should Armco decide to sell its shares in AK Steel, following the 180-day waiting period included in the transaction agreement, it would recognize a gain equal to the net proceeds received upon such sale.
At June 30, 1994, the stock held by Armco had a market value of $26.1.

AK Steel currently hot rolls stainless steel for Armco under a toll rolling agreement, which is in effect through the year 2002.

National-Oilwell

Armco's equity in the income of National-Oilwell was $4.4 and $4.1 in the second quarter and first six months of 1994 compared to equity losses of $0.2 and $1.5 in the comparable 1993 periods. Included in the second quarter equity income was a $4.4 net gain on the disposal of assets associated with businesses which National-Oilwell is exiting. Absent these gains, the joint venture would have broken even for the quarter. In the first quarter of 1994, National-Oilwell completed the divestiture of its unprofitable wellhead business, for which Armco recognized a $5.0 charge against its equity income in the fourth quarter of 1993. Improved demand for National-Oilwell core products is anticipated over the next twelve months as oil and gas prices begin to strengthen.

National-Oilwell maintains its own cash and credit lines and funds its own operations, liabilities and capital expenditures. National-
Oilwell has a $96.0 credit facility which matures on March 31, 1995.

North American Stainless (NAS)

Armco and Acerinox S.A. of Spain each own a 50% partnership interest in North American Stainless (NAS) through their respective subsidiaries, First Stainless Inc. and Stainless Steel Invest, Inc.
On July 18, 1994, Armco announced the signing of a letter of intent to sell 90% of its 50% equity interest in NAS for $73.0 in cash. Armco expects to record a gain of approximately $27.0 on completion of the sale, which is expected to occur in the third quarter of this year.
In connection with the
transaction, Armco will enter into a supply contract with NAS to provide NAS with semi-finished stainless steel.

Armco's equity income from its 50% interest in NAS was $0.5 for the second quarter of 1994 and $0.1 for the first six months of 1994, compared to losses of $0.3 and $2.1 in the second quarter and first six months, respectively, of 1993. NAS shipped approximately 29,000 prime tons of product in the second quarter of 1994, operating at close to 90% capability. Orders for chrome nickel stainless products continue to grow, in particular, in advance of the 5% price increase effective May 1, 1994 and as a result of the recent Allegheny Ludlum strike. The strike has since ended. NAS continues to gain market share and is expected to be profitable for the year.

NAS had long-term debt outstanding totaling $117.9 at June 30, 1994 as well as a revolving bank credit facility totaling $40.0, of which $39.0 was used as of June 30, 1994. At December 31, 1993 and March 31, 1994, NAS was not in compliance with certain covenants contained in these loan agreements. Lenders agreed to waive compliance with these covenants as of December 31, 1993 and March 31, 1994 and, during the second quarter of 1994, agreed to amendments to the covenants, which bring the joint venture back into compliance.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At June 30, 1994, Armco had $152.1 of cash and cash equivalents compared to $183.5 at December 31, 1993. Total cash and cash equivalents decreased $31.4 during the first six months of 1994, primarily due to capital expenditures for the thin-slab caster at Empire-Detroit's Mansfield, Ohio facility. Net cash used in investing activities, including capital expenditures, was $37.5. Cash generated by operating activities was $20.7, while financing activities used $14.8, primarily for preferred stock dividends.

In addition to the cash on hand, Armco has a $170.0 revolving credit facility that matures on December 31, 1995. At June 30, 1994, $83.8 of the credit facility was used as support for letters of credit and $86.2 was available. As amended in the second quarter of 1994, the credit agreement requires Armco to maintain a minimum working capital of $150.0 from May 1, 1994 through August 31, 1994, dropping to $130.0 from September 1, 1994 through December 31, 1994. At June 30, 1994, Armco's working capital, as defined, was $212.7. Beginning January 1, 1994, a cumulative net income test, as defined, became effective, which requires Armco to have a minimum cumulative net income greater than zero for the year 1994, increasing by $10.0 per quarter in 1995. In addition, Armco must meet certain ratio requirements.
Noncompliance with any of these covenants or the occurrence of any other event of default could result in the lending banks terminating their commitments under the amended credit agreement and/or accelerating the payments of amounts due thereunder.

On June 30, 1994, Armco settled a lawsuit with the Pension Benefit Guaranty Corporation (PBGC) related to the alleged underfunding of guaranteed benefits under Reserve Mining Company's pension plan (see
Note 9 of the Notes to Condensed Consolidated Financial Statements). Under the settlement, on June 30, 1994, Armco paid $10.0 to the PBGC in connection with the Reserve Mining pension liability and, on July 15, 1994, made a $17.5 contribution to the Armco Inc. Pension Agreements Plan. Both amounts had been accrued for in Armco's financial statements. In the third quarter of 1994, Armco expects to realize approximately $73.0 on the sale of most of its interest in NAS, as discussed above. Except for capital projects and normal operating expenditures, Armco has no significant amounts of debt or other cash commitments due through the remainder of the year.

Armco anticipates that its capital expenditures for 1994 will be approximately $100.0, including $40.0 for normal ongoing maintenance, environmental and expansion capital as well as about $60.0 of expenditures on the $100.0 thin-slab caster project at the Mansfield, Ohio plant, which was discussed in the Other Steel and Fabricated Products section. Financing for a significant portion of this project has been obtained, and installation of the caster is expected to be completed in the second quarter of 1995.

On July 15, 1994, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative
Convertible Preferred Stock, Class A, and $.90625 per share on the

$3.625 Cumulative Convertible Preferred Stock, Class A, each payable September 30, 1994 to shareholders of record on August 26, 1994. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable October 3, 1994, to shareholders of record on August 26, 1994. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments. Under the terms of the amended credit agreement, Armco is not permitted to pay dividends on its common stock.


                               ARMCO INC.
                             SEGMENT REPORT
                              (Unaudited)
(Dollars in millions)
                                     1994                    1993
                                -------------   -----------------------------
                                 2nd     1st     4th     3rd     2nd     1st
                                 Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
                                -----   -----   -----   -----   -----   -----
Specialty Flat-Rolled Steel:
  Customer sales               $269.2  $263.2  $225.5  $240.3  $274.8  $260.9
  Operating profit               34.7    30.1    12.2    18.7    24.7    19.9

Other Steel and Fabricated Products:
  Customer sales                 85.7   116.4   138.0   179.5   179.3   165.7
  Special charges                  -    (20.0)     -   (165.5)     -       -
  Operating profit (loss)       (13.1)  (34.1)  (11.8) (172.0)    2.4    (2.1)

Corporate General                (7.6)   (6.9)  (10.6)   (7.4)  (10.1)   (9.9)
- -----------------------------------------------------------------------------
Total operating profit (loss)    14.0   (10.9)  (10.2) (160.7)   17.0     7.9
- -----------------------------------------------------------------------------

Interest income                   1.9     1.9     1.4     0.7     1.3     1.6
Interest expense                 (8.4)   (8.9)  (10.3)  (11.0)  (10.6)  (10.8)
Sundry other - net              (10.4)  (10.7)   (6.5)  (12.8)  (11.1)   (5.7)
Credit (provision) for
  income taxes                   29.8    (0.2)   (0.2)   (1.6)    2.2     6.9
- -----------------------------------------------------------------------------
Income (loss) of Armco and
  consolidated subsidiaries      26.9   (28.8)  (25.8) (185.4)   (1.2)   (0.1)
Equity in losses of Armco Steel
  Company, L.P.                    -       -    (10.0)     -       -    (17.9)
Gain on investment in Armco
  Steel Company, L.P.            36.5      -       -       -       -       -
Equity in income (loss) of other
  equity companies                6.5     1.6    (9.9)   (2.6)   (0.2)   (3.1)
- -----------------------------------------------------------------------------
Income (loss) from continuing
  operations                     69.9   (27.2)  (45.7) (188.0)   (1.4)  (21.1)

Discontinued operations
   - Worldwide Grinding Systems
     Income (loss) from
       operations                  -       -       -      5.0    10.1    (0.9)
     Loss on disposal of business  -       -       -    (40.0)     -       -
   - AFSG companies to be sold
     Loss on disposal of business  -       -    (45.0)     -       -       -
- -----------------------------------------------------------------------------
Income (loss) before extraordinary
  items and cumulative effect of
  accounting changes             69.9   (27.2)  (90.7) (223.0)    8.7   (22.0)

Extraordinary items                -      -      (7.3)     -       -       -
Cumulative effect of changes in
  accounting for postretirement
  and postemployment benefits
  and income taxes                 -      -        -       -       -   (307.5)
- -----------------------------------------------------------------------------
Net income (loss)             $ 69.9  $(27.2)  $(98.0) $(223.0) $ 8.7 $(329.5)
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

                                     -18-

Part II.   Other Information


Item 1.   Legal Proceedings
          -----------------

There are various claims pending against Armco and its subsidiaries involving product liability, antitrust, patent, insurance arrangements, environmental and hazardous waste matters, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended
December 31, 1993 (the Form 10-K) and Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the Form 10-Q).

As previously discussed in the Form 10-K and Form 10-Q, on or about April 7, 1994, an action was filed in the United States District Court for the District of Minnesota by the Pension Benefit Guaranty Corporation (PBGC), on its own behalf as statutory trustee of the Pension Plan for Reserve Mining Company (Reserve Mining). The PBGC sought judgment against Armco for the liability of Reserve Mining, a Minnesota partnership between a subsidiary of Armco and a subsidiary of LTV Steel Company, for the alleged underfunded amount of guaranteed benefits to be paid by the PBGC. On June 30, 1994, Armco settled this litigation. Under the settlement agreement, Armco paid the PBGC $10.0 million in connection with the Reserve Mining pension liability, and on July 15, 1994, Armco contributed $17.5 million in cash to the Armco Inc. Pension Agreements Plan, of which all amounts had been previously accrued.

An action entitled Larry B. Ricke, Trustee v. Armco was filed on April 25,
                   --------------------------------
1994 in the United States District Court for the District of Minnesota by the Trustee appointed by the PBGC for the purpose of recovering from Reserve Mining assets to satisfy Reserve Mining's liability for pension benefit entitlements which are in addition to those guaranteed by the PBGC. As previously discussed in the Form 10-Q, the complaint alleges that Armco is liable for the unfunded nonguaranteed benefits under the Pension Plan of Reserve Mining in the amount of $9.2 million plus interest. The pension benefits which are the subject of this action were part of the class settlement of United Steelworkers of America v. Armco. Approximately 1,500
              ---------------------------------------
members of the class signed individual releases (the 19 members who did not are plaintiffs in the Warner, Donovan, et al. v. Armco litigation) releasing
                      --------------------------------
Armco from all claims, liabilities, etc. based upon or which arise out of any Reserve Mining Employee Pension Benefit Plan. Armco believes these releases bar the claims of the Trustee. A motion for summary judgment will be filed on or before August 26, 1994.

As previously discussed in the Form 10-K, an action entitled Adamson, Harold
                                                             ---------------
E., et al. v. Armco was filed in July 1992 in the United States District
- -------------------
Court for the District of Minnesota by former Reserve Mining salaried employees seeking damages arising from the welfare benefit plans of Reserve Mining. Plaintiff's counsel has estimated the amount of such claims to be approximately $12.0 million. Armco filed a Motion to Dismiss this action on the basis of the statute of limitations. On February 17, 1993, the Court dismissed plaintiffs' state law, ERISA and fiduciary claims with prejudice and plaintiffs' independent fiduciary claims without prejudice. On October 22, 1993, the Court granted Armco's motion to dismiss in its entirety. On November 22, 1993, plaintiffs filed a notice of appeal on the February 17 and October 22 decisions. The appeal was argued before the Eighth Circuit Court of Appeals on June 13, 1994. No decision has been rendered to date.

As previously discussed in the Form 10-K, as a condition to the settlement of the Avalos v. Atlantic Richfield Company, (ARCO), et al. action, about
       ----------------------------------------------------
300 individuals who were not represented by counsel or who had only recently had counsel appear on their behalf and who did not wish to settle their claims were severed from that action and transferred to a separate action styled Rosa Ann Barrett, et al. v. ARCO, et al. in the United States
       ----------------------------------------
District Court for the Southern District of Texas, Houston Division. In June 1994, the court granted summary judgment against all but two of the Barrett plaintiffs on the basis that they had not established a factual basis for their claims. Final judgment has not been entered, but is expected in this case. On December 13, 1993, Rhonda Sills, on behalf of herself and two of her children, sued the same defendants as in the Avalos
                                                                    ------
action. In January 1994, a suit on behalf of Rod Luke Chambers and about 30 other plaintiffs was filed against the ARCO defendants. These suits are based on the same theories as those asserted in the Avalos case and seek an
                                                    ------
unspecified amount of damages.  Armco believes
the Barrett, Sills and Chambers lawsuits are not well-founded and,
    --------------     --------
accordingly, no liability has As previously discussed in the Form 10-K, on February 2, 1994, the Missouri Department of Natural Resources (Missouri
DNR) issued a Notice of Violation to GS Technologies, Inc. (GS Technologies) for failure to obtain permits prior to the construction/modification of ten processes or pieces of equipment. These changes were made before the Kansas City facility was sold to GS Technologies as part of Armco's sale of its Worldwide Grinding Systems Division in late 1993. Full settlement of the Notice of Violation has been reached with Missouri DNR, which will require payment of $28,000 in penalties. Settlement documents are being drafted.

As previously discussed in the Form 10-K, on or about July 31, 1990, the State of Connecticut filed an action entitled Leslie Carothers, Commissioner
                                              ------------------------------
of Environmental Protection v. Cyclops Corporation, Detroit Strip Division
- --------------------------------------------------------------------------
in the Connecticut State Superior Court, Judicial District of Hartford/New Britain at Hartford, seeking certain penalties and a permanent injunction against Cyclops Corporation to restrain it from discharging wastewater into the waters of the State of Connecticut without a permit. The claims involve a closed facility in Hamden, Connecticut. Armco, as successor to Cyclops Corporation, and the State of Connecticut have signed a Consent Order under which Armco agreed to perform certain remedial investigations and activities. The penalty claim in the litigation has been resolved by payment of $60,000 in penalties.

As previously discussed in the Form 10-K, in September 1992, National Supply Company, Inc., a wholly owned subsidiary of Armco (National Supply) and a 50% general partner in National-Oilwell, received a letter from the United States Environmental Protection Agency, which asserted that National Supply and/or National-Oilwell is a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act with respect to the Odessa Drum Company, Inc. Superfund site, located in Odessa, Ector County, Texas. Armco executed an agreement for de minimis settlement.
                                                      ----------
Total payment is expected to be less than $1,000.

The estimated remediation costs for the Fultz Landfill Superfund Site reported in the Form 10-K have been revised from $22.0 million to $15.0 million. Armco continues to be one of four main PRP's, at this site but the Department of Justice has agreed to use its offices to bring other appropriate parties into the case.

The total liability on the foregoing claims and those other claims described under ITEM 3. LEGAL PROCEEDINGS in the Form 10-K or under Item 1 in the Forms 10-Q is not determinable; but in the opinion of management, the ultimate liability resulting will not materially affect the consolidated financial condition or liquidity of Armco and its subsidiaries; however, it is possible that due to fluctuations in the Company's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

A.         The following is an index of the exhibits included in the Form
           10-Q:

           Exhibit 10 Stock Purchase Agreement among Armco, Armco Financial Services Corporation and Vik Brothers Insurance, Inc. Dated as of August 2, 1994, Sale of Stock of Northwestern National Holding Company, Inc.

           Exhibit 11   Computation of Income (Loss) Per Share

B.         The following Reports on Form 8-K were filed by Armco since March
           31, 1994.

           Report Date                         Description
           -----------                         -----------
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

           June 30, 1994          Reporting that Armco settled the Reserve
                                  Mining litigation with the PBGC.  Under
                                  the terms of the agreement, Armco was to
                                  pay the PBGC $10.0 million in connection
                                  with the Reserve Mining pension liability
                                  and contribute $17.5 million in cash to
                                  the Armco Inc. Pension Agreements Plan on
                                  July 15, 1994.

           July 15, 1994          Reporting that Armco signed a letter of
                                  intent to sell most of its interest in
                                  North American Stainless (NAS), a 50-
                                  percent joint venture with Acerinox S.A.
                                  of Spain (Acerinox).  Under the terms of
                                  the letter of intent, Armco will sell 90%
                                  of its equity interest to Acerinox and
                                  will retain a five percent ownership
                                  interest in the venture and would continue
                                  to supply NAS with chrome nickel stainless
                                  steel coils for a period after the sale.


                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                      Armco Inc.
                             --------------------------------
                                     (Registrant)




Date August 12, 1994                /s/ D. G. Harmer
- --------------------          -------------------------------
                                   D. G. Harmer
                                   Vice President and Chief
                                   Financial Officer




Date August 12, 1994                /s/ P. G. Leemputte
- --------------------          -------------------------------
                                   P. G. Leemputte
                                   Controller
                                   -22-