Form 10-Q
period 1994-09-30
ARMCO INC
filed 1994-11-14
CIK 7383

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

     [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended                September 30, 1994
                                      -------------------------------

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
                              Yes            No
                                 ----          ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at October 31, 1994:  104,926,628

                                   ARMCO INC.

                                     INDEX



                                                                     Page
                                                                     ----

Part I.   Financial Information

          Condensed Statement of Consolidated Financial Position -
             September 30, 1994 and December 31, 1993                  2

          Condensed Statement of Consolidated Operations and
          Retained Deficit -
             Three and Nine Months Ended September 30, 1994 and 1993   3

          Condensed Statement of Consolidated Cash Flows -
             Nine Months Ended September 30, 1994 and 1993             4

          Notes to Condensed Consolidated Financial Statements      5-10

          Management's Discussion and Analysis of the Condensed
             Consolidated Financial Statements                     11-17

          Segment Report                                             18


Part II.  Other Information

          Item 1  Legal Proceedings                                  19

          Item 6  Exhibits and Reports on Form 8-K                   23

          Signatures                                                 24

          Exhibit 11    Computation of Income (Loss) Per Share
                                      -1-

        3
                               ARMCO INC.
         CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                              (Unaudited)
(Dollars in millions)                           September 30,    December 31,
                                                    1994             1993
                                                   -------         --------
ASSETS
Current assets
  Cash and cash equivalents                     $  202.3        $   183.5
  Receivables, less allowance for doubtful accts   199.1            185.1
  Inventories (Note 2)                             151.2            205.5
  Net assets held for sale                          41.0             30.9
  Other (Note 4)                                    48.2             20.4
- --------------------------------------------------------------------------
   Total current assets                            641.8            625.4

Investments
  Investment in National-Oilwell (Note 5)           91.7             83.9
  Investment in AFSG (Note 6)                       97.1             97.1
  Other, less allowance for impairment              37.3             88.1

Property, plant and equipment                    1,027.5            983.0
Accumulated depreciation                          (488.4)          (455.2)
- --------------------------------------------------------------------------
Property, plant and equipment - net                539.1            527.8

Deferred tax asset                                 339.1            295.6
Goodwill and other intangible assets               158.0            162.6
Other assets                                         9.0             24.2
- --------------------------------------------------------------------------
     Total assets                               $1,913.1         $1,904.7
- --------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts and notes payable                    $   85.9        $   119.6
  Employee benefit obligations                     145.9             98.3
  Accrued salaries and wages                        30.9             28.7
  Other accrued liabilities                        106.5             98.1
  Current portion of long-term debt
    and lease obligations                           15.9              8.3
- -------------------------------------------------------------------------
     Total current liabilities                     385.1            353.0

Long-term debt and lease obligations,
  less current portion                             364.2            379.7
Long-term employee benefit obligations           1,243.2          1,270.9
Other liabilities                                  144.1            204.5
Commitments and contingencies (Notes 6 and 9)
Class B common stock of subsidiary                   -                9.7
Shareholders' deficit (Note 8)
  Preferred stock - Class A                        137.6            137.6
  Preferred stock - Class B                         48.3             48.3
  Common stock                                       1.0              1.0
  Additional paid-in capital                       955.0            951.1
  Retained deficit                              (1,395.6)        (1,450.3)
  Unrealized gain on equity securities (Note 4)     33.3              -
  Other                                             (3.1)            (0.8)
- --------------------------------------------------------------------------
   Total shareholders' deficit                    (223.5)          (313.1)
- --------------------------------------------------------------------------
   Total liabilities and shareholders' deficit  $1,913.1         $1,904.7
- --------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                                   -2-

        4
                                  ARMCO INC.
                CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS
                             AND RETAINED DEFICIT
                                 (Unaudited)
(Dollars and shares in millions
except per share amounts)
                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                   ------------------       ----------------
                                     1994       1993         1994        1993
                                    -----      -----        -----       -----
Net sales                          $368.0    $ 419.8     $1,102.5    $1,300.5
Cost of products sold              (316.5)    (385.0)      (979.5)   (1,177.8)
Selling and administrative expenses (22.8)     (30.0)       (71.2)      (93.0)
Special charges (Note 3)            (15.0)    (165.5)       (35.0)     (165.5)
- -----------------------------------------------------------------------------
Operating profit (loss)              13.7     (160.7)        16.8      (135.8)
Interest income                       3.4        0.7          7.2         3.6
Interest expense                     (8.2)     (11.0)       (25.5)      (32.4)
Sundry other - net                  (12.8)     (12.8)       (33.9)      (29.6)
- -----------------------------------------------------------------------------
Loss before income taxes             (3.9)    (183.8)       (35.4)     (194.2)
Credit (provision) for income
  taxes (Notes 4 and 10)             (0.4)      (1.6)        29.2         7.5
- -----------------------------------------------------------------------------
 Income from Armco and
  consolidated subsidiaries          (4.3)    (185.4)        (6.2)     (186.7)
Equity in losses of Armco Steel
  Company, L.P. (Note 4)               -          -            -        (17.9)
Gain on investment in
  Armco Steel Company, L.P. (Note 4)   -          -          36.5          -
Gain on sale of investment in
  North American Stainless (Note 5)  26.1         -          26.1          -
Equity in income (loss) of other
  equity companies (Note 5)           3.6       (2.6)        11.7        (5.9)
- -----------------------------------------------------------------------------
Income (loss) from continuing
  operations                         25.4     (188.0)        68.1      (210.5)
Discontinued operations
  -Worldwide Grinding Systems
     Income from operations            -         5.0           -         14.2
     Loss on disposal of business      -       (40.0)          -        (40.0)
- -----------------------------------------------------------------------------
Income (loss) before cumulative
  effect of accounting changes       25.4     (223.0)        68.1      (236.3)
Cumulative effect of changes in
  accounting for postretirement
  and postemployment benefits and
  income taxes (Note 11)              -           -            -       (307.5)
- -----------------------------------------------------------------------------
Net income (loss)                    25.4     (223.0)        68.1      (543.8)
Retained deficit,
  beginning of period            (1,416.5)  (1,120.4)    (1,450.3)     (790.7)
Preferred stock dividends            (4.5)      (4.5)       (13.4)      (13.4)
- -----------------------------------------------------------------------------
Retained deficit, end of period $(1,395.6) $(1,347.9)   $(1,395.6)  $(1,347.9)
- -----------------------------------------------------------------------------
Weighted average number of
  common and common equivalent
  shares outstanding-primary        104.9      103.9        104.6       103.8
Net income (loss) applicable
  to common stock                 $  20.9    $(227.5)      $ 54.7     $(557.2)
Per share of common stock-primary
  Income (loss) from continuing
    operations                    $   0.20   $  (1.85)     $  0.52    $  (2.16)
  Income from discontinued
    operations                         -        (0.34)          -        (0.25)
- -----------------------------------------------------------------------------
  Income (loss) before cumulative
    effect of accounting changes      0.20      (2.19)        0.52       (2.41)
  Cumulative effect of changes in
    accounting for postretirement
    and postemployment benefits and
    income taxes                       -          -             -        (2.97)
- -----------------------------------------------------------------------------
  Net income (loss) per share
    - primary                      $  0.20    $ (2.19)     $  0.52    $  (5.38)
  Net  income (loss) per share
    - fully dilutive                   *          *             *          *
Cash dividends per share
  $2.10 Class A                    $  0.525    $ 0.525     $  1.575    $  1.575
  $3.625 Class A                      0.906      0.906        2.719       2.719
  $4.50 Class B                       1.125      1.125        3.375       3.375

*  Antidilutive or dilution less than 3%
See Notes to Condensed Consolidated Financial Statements

                                     -3-
        5

                                ARMCO INC.
             CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                               (Unaudited)
(Dollars in millions)                               Nine Months Ended
                                                      September 30,
                                                   ------------------
                                                    1994        1993
                                                   ------      ------
Cash flows from operating activities:
Net income (loss)                                $  68.1    $ (543.8)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Depreciation and lease-right amortization       36.9        41.8
    Loss from discontinued operations                 -         25.8
    Gain on sales of investments and facilities    (92.8)       (1.0)
    Equity in undistributed (earnings) losses
      of associated companies                       (7.8)       24.5
    Special charges                                 35.0       165.5
    Cumulative effect of accounting changes           -        307.5
    Other                                            9.4        28.4
Change in assets and liabilities, net of
      effects of dispositions:
    Accounts receivable                            (31.6)      (47.9)
    Inventory                                       30.6       (24.6)
    Payables and accrued expenses                  (21.7)      (17.5)
    Other assets and liabilities - net             (12.0)        6.9
- ---------------------------------------------------------------------
  Net cash provided by (used in) operating
    activities                                      14.1       (34.4)
- ---------------------------------------------------------------------
Cash flows from investing activities:
    Net proceeds from the sale of businesses
      and assets                                     3.7        64.2
    Proceeds from the sale and maturity of
       marketable securities                          -          2.0
    Proceeds from the sale of investments           88.9        14.3
    Purchase of marketable securities                 -         (0.1)
    Purchase of investments                         (8.7)       (0.6)
    Contributions to equity investees               (6.1)       (4.8)
    Capital expenditures                           (58.8)      (25.9)
    Proceeds from the sale of discontinued
      operation                                       -         33.0
    Net cash used in discontinued operations/
      businesses held for sale                      (4.0)      (22.1)
    Other                                            2.8         0.2
- ---------------------------------------------------------------------
  Net cash provided by investing activities         17.8        60.2
- ---------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from drawdown of construction debt     15.0          -
    Principal payments on debt                     (14.5)      (21.0)
    Change in notes payable                         (0.8)       (3.7)
    Dividends paid                                 (13.4)      (13.7)
    Other                                            0.2         0.6
- ---------------------------------------------------------------------
  Net cash used in financing activities            (13.5)      (37.8)
- ---------------------------------------------------------------------
Effect of exchange rate changes on cash and
  cash equivalents                                   0.4        (5.4)
- ---------------------------------------------------------------------
Net change in cash and cash equivalents             18.8       (17.4)
Cash and cash equivalents:
    Beginning of year                              183.5       171.3
- ---------------------------------------------------------------------
    End of period                                 $202.3      $153.9
- ---------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest (net of capitalization)            $ 19.2      $ 28.4
      Income taxes                                   0.5         2.3
Supplemental schedule of noncash investing and
  financing activities:
    Issuance of restricted stock                     2.5          -
    Debt incurred directly for property              5.4          -
    Note receivable in partial payment
      for asset sales                                0.8          -

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

In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly, in all material respects, the financial position as of September 30, 1994, the results of operations for the three and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993. The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the year 1994.

2. Armco's inventories are valued at the lower of cost or market. Cost of inventories at most of Armco's domestic operations is measured on the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                               September 30,  December 31,
                                                   1994           1993
                                              -------------   ------------
  Inventories on LIFO:
    Finished and semi-finished                  $ 139.0         $ 190.8
    Raw materials and supplies                     27.3            21.5
    Less - Adjustment to state inventories
      at LIFO value                               (36.3)          (38.5)
                                                 --------        -------
         Total                                    130.0           173.8
                                                 --------        -------
  Inventories on average cost:
    Finished and semi-finished                     11.9            14.1
    Raw materials and supplies                      9.3            17.6
                                                 --------        -------
         Total                                     21.2            31.7
                                                 --------        -------
         Total inventories                       $ 151.2         $ 205.5
                                                 ========        ========

Liquidation of LIFO inventory layers caused by certain inventory reductions increased Income before cumulative effect of accounting changes and Net income for the three and nine months ended September 30, 1994 by $2.5 or $.02 per share.

3. In the three and nine months ended September 30, 1994, Armco recognized a charge of $15.0 related to a decision by Eastern Stainless Corporation (ESC) to sell all of its assets to Avesta Sheffield Holding Company (Avesta Sheffield), a stainless steel plate manufacturer, for cash and the assumption of certain liabilities.
The charge is to cover increases in pension and other employee benefit obligations, asset writedowns, estimated losses through the date of disposal, and fees and expenses. Armco will assume those net liabilities of ESC that are not assumed by Avesta Sheffield or satisfied by the sale proceeds. Upon completion of the proposed transaction, Armco anticipates that ESC would have no assets remaining as a corporate legal entity and that it will be dissolved without any shareholder distribution. The proposed transaction is subject to a number of conditions, including completion of a definitive purchase agreement, and approvals by regulatory authorities, the boards of directors of ESC and Avesta Sheffield and by ESC's shareholders. Armco owns 84% of ESC's voting stock. The ESC assets and liabilities to be sold to Avesta Sheffield are recorded in Net assets held for sale in the September 30, 1994 Condensed Statement of Consolidated Financial Position. The liabilities related to the charge are recorded primarily in the Current portion of employee benefit obligations and Other accrued liabilities.

In the nine months ended September 30, 1994, Armco recorded a special charge of $20.0 for expenses associated with the temporary idling and restructuring of its Empire-Detroit steelmaking facilities in Mansfield and Dover, Ohio. These facilities have been idled until construction of a new thin-slab continuous caster at the Mansfield facility is completed. Completion is scheduled for the second quarter of 1995. Approximately two-thirds of the charge is associated with group insurance and other benefits for employees while the plant is idled. The remainder of the charge relates to asset writedowns and permanent work force reductions. The liabilities related to this charge are recorded primarily in the current portion of employee benefit obligations in the Condensed Statement of Consolidated Financial Position and largely represent cash outflows expected during the period the plant is idled.

In the three and nine months ended September 30, 1993, Armco recorded special charges totaling $165.5 as a result of its decision to exit a number of businesses. During the same periods, Armco recorded a $40.0 charge associated with its decision to sell the Worldwide Grinding Systems businesses, which then became a discontinued operation.

4. On April 7, 1994, Armco Steel Company, L.P. (ASC), a fifty percent owned joint venture limited partnership between subsidiaries of Armco and Kawasaki Steel Corporation, completed an initial public offering and recapitalization. As part of this transaction, the business and assets of ASC were transferred to AK Steel Corporation (AK Steel), a newly formed, publicly traded company. In exchange for its interest in ASC, Armco received 1,023,987 shares of AK Steel common stock with a September 30, 1994 market value of $33.3, recorded in Other current assets with a corresponding credit in Unrealized gain on equity securities. The stock represents about four percent of the outstanding AK Steel common shares. In addition, Armco was released from certain obligations to make future cash payments to the former joint venture. The number of shares received and other terms of the restructuring and recapitalization were determined by arm's-length negotiations.

As a result of the transaction, in the nine months ended September 30, 1994, Armco recognized a nonrecurring gain totaling $66.5, or $.64 per share, primarily as a result of its release from certain obligations, as discussed above, recognition of deferred pension curtailment gains established at ASC's formation and a tax benefit related to the effect of this transaction on Armco's deferred tax asset position. Of the $66.5, a $30.0 tax benefit is recorded in Credit for income taxes and $36.5 is recognized as a Gain on investment in Armco Steel Company, L.P. In addition, should Armco decide to sell its shares in AK Steel, which it has agreed not to do until after December 3, 1994, it would recognize a gain equal to the net proceeds received upon such sale.

Losses incurred by ASC during the first quarter of 1993 reduced
Armco's investment in ASC to zero, after which Armco stopped recording its equity in profits or losses of the joint venture.

5. Armco and Acerinox S.A. of Spain each owned a 50% partnership interest in North American Stainless (NAS) through their respective subsidiaries, First Stainless, Inc. and Stainless Steel Invest, Inc. In the third quarter of 1994, First Stainless, Inc. sold 90% of its 50% equity interest in NAS to its partner for $73.0 in cash. In the three and nine months ended September 30, 1994, Armco recorded a gain of $26.1 on this sale. The remaining investment, as a limited partner in NAS, is recorded in Other investments in the Condensed Statement of Consolidated Financial Position.

In the nine months ended September 30, 1994, National-Oilwell, Armco's oil field equipment joint venture with USX, sold certain productive assets and lines of business. As a result, Armco recognized $4.4 in equity income related to the net gain on these sales.

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

Armco's investment in the AFSG companies to be sold is recorded at net realizable value, or $73.9 at September 30, 1994. These businesses are accounted for as discontinued operations and, as such, Armco does not recognize, in its financial statements, AFSG's results of operations. The following presents the summarized results of operations and financial condition of the AFSG companies to be sold:


                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                      ------------------    ----------------
Results of Operations                     1994      1993    1994     1993
- ---------------------                     ----      ----    ----     ----
   Premiums earned                      $55.1      $56.8   $163.3   $172.4
   Losses and loss adjustment
     expenses                           (42.3)     (46.6)  (127.9)  (133.8)
   Underwriting expenses                (19.8)     (19.9)   (61.6)   (63.3)
                                        ------      ----   -------  -------
     Underwriting loss                   (7.0)      (9.7)   (26.2)   (24.7)
   Investment income                      7.2       13.0     21.8     33.7
   Other expense                          -           -      (0.1)    (0.2)
                                         -----     ------    -----    -----
     Income (loss) before
        effect of accounting change       0.2        3.3     (4.5)     8.8
   Cumulative effect of accounting
        change for postretirement
        benefits                           -          -        -     (14.0)
                                         ------    ------  -------   ------
   Net income (loss)                   $  0.2     $  3.3   $ (4.5)  $ (5.2)
                                       ========   =======  =======  =======

                                          September 30,      December 31,
Financial Condition                           1994              1993
- -------------------                       -------------     -------------
   Assets:
        Invested assets                     $405.5             $440.7
        Receivables                          100.3               87.7
        Other assets                          42.9               43.0
                                             -----             -----
          Total assets                       548.7              571.4
                                             -----             ------

   Liabilities:
        Property and casualty reserves       411.5              398.3
        Payables and other liabilities        33.7               37.2
                                             -----              -----
          Total liabilities                  445.2              435.5
                                             -----              -----
   Net assets                                103.5              135.9

   Net income not recognized                  (5.9)             (10.4)
   Unrealized investment (gain) loss
      not recognized                          14.6              (13.3)
   Loss on disposal of business              (45.0)             (45.0)
   Net liabilities to be retained              6.7                6.7
                                              -----             -----

   Armco's investment                       $ 73.9             $ 73.9
                                            ======             ======


The runoff companies are accounted for by Armco as discontinued operations under the liquidation basis of accounting whereby all future cash inflows and outflows are considered. Armco believes, based on current facts and circumstances, including the opinion of outside actuaries, that future changes in estimates of net losses relating to the ultimate liquidation of the runoff companies will not be material to Armco's financial position or liquidity. As of September 30, 1994 and December 31, 1993, Armco's investment in the net assets of the runoff companies was $23.2.

There are various matters pending which involve AFSG, relating to litigation, arbitration and regulatory affairs, including matters related to Northwestern National Insurance Company, a runoff company currently involved in, among other matters, arbitration and litigation with respect to certain reinsurance programs. The ultimate liability from such matters at September 30, 1994 cannot be determined; but in Armco's opinion, based on current facts and circumstances and the views of outside counsel and advisors, any liability resulting will not materially affect Armco's financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

7. Armco has in place an agreement with a group of banks to provide a credit facility for borrowings up to $170.0 on a revolving credit basis until December 31, 1995, secured by certain of Armco's receivables and inventories. At September 30, 1994, Armco had no borrowings outstanding under the agreement, but had utilized $82.0 of the credit facility as support for letters of credit.

As amended in the second quarter of 1994, the credit agreement requires Armco to maintain minimum working capital of $130.0 through December 31, 1994. At September 30, 1994, Armco's working capital, as defined, was $255.9. In addition, beginning January 1, 1994, Armco must maintain cumulative net income greater than zero for the year 1994. The minimum cumulative net income increases to $10.0 in the first quarter of 1995, and thereafter, increases an additional $10.0 per quarter throughout 1995. Armco must also meet certain ratio requirements. Noncompliance with any of these covenants or the occurrence of any other event of default could result in the lending banks terminating their commitments under the amended credit agreement and/or accelerating the payment of amounts due thereunder.

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

Armco is incorporated in the State of Ohio and is permitted to pay dividends on its common and preferred stock only to the extent that it has surplus as defined in the corporate statute of Ohio. At September 30, 1994, the amount from which Armco is permitted to pay dividends was $146.5.

At its October 1994 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Class A, $3.625 Cumulative Convertible Class A and $4.50 Cumulative Convertible Class B preferred stock issues.

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

In the second quarter of 1994, the Pension Benefit Guaranty Corporation
(PBGC) filed suit seeking a judgment against Armco for the liability of Reserve Mining for the alleged underfunded amount of guaranteed benefits to be paid by the PBGC. On June 30, 1994, Armco settled this litigation. Under the agreement, Armco paid the PBGC $10.0 in connection with the Reserve Mining pension liability and contributed $17.5 to the Armco Inc. Pension Agreements Plan. These amounts had been previously accrued for in Armco's financial statements.

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

Armco has entered into certain contracts, which mature over the next two years, related to nickel, a commodity used in the production of stainless steel. These contracts involve the cash settlement of the difference between the market price of nickel at maturity and the contract price. Gains and losses related to outstanding contracts are recognized in income currently. Based on market values at September 30, 1994, contracts with a nominal amount of $3.8 would require Armco to pay a total of $0.8 during 1994 and 1995. Such amount has been accrued in the financial statements.

There are various claims pending involving Armco and its subsidiaries regarding product liability, antitrust, patent, employee benefits, environmental and hazardous waste matters, reinsurance and insurance arrangements (Note 6), and other matters arising out of the conduct of Armco's business. Armco believes, based on current facts and circumstances, that the ultimate liability from pending claims and contingent liabilities will not materially affect the consolidated financial condition or liquidity of Armco; however, it is possible that due to fluctuations in Armco's results, future developments with respect to such matters could have a material effect on the results of operations in future interim or annual periods.

Under the federal Comprehensive Environmental Response, Compensation and Liability Act, certain analogous state laws, and the federal Resource Conservation and Recovery Act, past disposal of wastes, whether on-site or at other locations, may result in the imposition of cleanup obligations by federal or state regulatory authorities or other potentially responsible parties, even when the wastes were disposed of in accordance with applicable laws and requirements in existence at the time of disposal. The federal government has asserted that joint and several liability applies in hazardous waste litigation and courts have held that, absent proof that damages are allocable or subject to allocation, joint and several liability will be applied. Armco has been named as a defendant, or identified as a potentially responsible party, in various proceedings wherein the federal government seeks reimbursement for, or compulsory clean-up of, hazardous waste sites. Armco has been required to perform or fund such cleanup or participate in cleanup with others at a number of sites at which its facilities disposed of wastes in the past and may, from time to time, be required to remediate or join with others in the remediation of other locations as these sites are identified by federal or state authorities. Armco is also a party to various private lawsuits with respect to alleged property damages and personal injury from waste disposal sites. In addition, environmental exit costs with respect to Armco's ongoing businesses, which costs it is Armco's policy not to accrue until a decision is made to dispose of a property, may be incurred if Armco makes a decision to dispose of additional properties. These costs include remediation and closure costs such as for cleanup of soil contamination, closure of waste treatment facilities and monitoring commitments. While Armco believes that the ultimate liability for the environmental remediation matters identified to date, including the cleanup, closure, and monitoring of waste sites, will not materially affect its consolidated financial condition or liquidity, the identification of additional sites, increases in remediation costs with respect to identified sites, the failure of other potentially responsible parties to contribute their share of remediation costs, decisions to dispose of additional properties and other changed circumstances may result in increased costs to Armco, which could have a material effect on its consolidated financial condition, liquidity and results of operations.

During the three and nine months ended September 30, 1994, Armco recorded a $4.5 charge to Cost of products sold in the Condensed Statement of Consolidated Operations and Retained Deficit to increase its legal and environmental reserves. At September 30, 1994, Armco had recorded on its Condensed Statement of Consolidated Financial Position, legal and environmental reserves of $83.0, of which $25.8 was classified as current.

10. In the nine months ended September 30, 1993, Armco recorded income from tax benefits of $4.9, in Credit (provision) for income taxes; and income of $5.7, related to interest, in Sundry other - net, for settlements of state income tax issues. In addition, Armco reversed a federal tax reserve of $4.3 as a result of the resolution of certain tax issues. This amount was recorded in Credit (provision) for income taxes.

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


- ------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                    -------------------------------------------
                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    -------------------------------------------
                    (Dollars in millions, except per share data)



GENERAL
- -------

Armco Inc.'s (Armco) results in the third quarter and first nine months of 1994 and 1993 were as follows:

                                Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                ------------------       -----------------

                                 1994       1993         1994         1993
                                 ----       ----         ----         ----
  Net sales                    $  368.0   $  419.8    $ 1,102.5    $ 1,300.5
  Special charges                 (15.0)    (165.5)       (35.0)      (165.5)
  Operating profit (loss)          13.7     (160.7)        16.8       (135.8)
  Income (loss) from continuing
    operations                     25.4     (188.0)        68.1       (210.5)
  Discontinued operations --
    Income from operations           -         5.0           -          14.2
    Loss on disposal of business     -       (40.0)          -         (40.0)
  Income (loss) before cumulative
    effect of accounting changes   25.4     (223.0)        68.1       (236.3)
  Cumulative effect of accounting
    changes                          -         -             -        (307.5)
  Net income (loss)                25.4     (223.0)        68.1       (543.8)


Sales in the three and nine months ended September 30, 1994 decreased 12% and 15%, respectively, from the same periods in 1993, primarily because of the absence in 1994 of businesses that were sold or are no longer consolidated and the idling of operations at the Empire-Detroit Steel Division (Empire-Detroit) in the second quarter of this year. The businesses which have been sold or are no longer consolidated in Armco's financial statements represented $56.8 and $189.4 of sales in the third quarter and first nine months, respectively, of 1993. Excluding the no longer consolidated businesses from 1993 and adjusting for the idling of Empire-Detroit, sales would have increased 19% and 8% in the third quarter and first nine months, respectively, of 1994 versus 1993, primarily as a result of a strong specialty steel market and higher sales of snowplows at Douglas Dynamics, Inc.

The year-to-year improvement in third quarter operating profit was primarily attributable to strong performances in the Specialty Flat-Rolled Steel segment, except for the results of Eastern Stainless Corporation (Eastern Stainless), and Douglas Dynamics, Inc., partially offset by losses at Empire-Detroit and Sawhill Tubular (see Business Segment Results). In the three and nine months ended September 30, 1994, operating profit included a $15.0 charge related to a decision by Eastern Stainless to sell all of its assets and a $4.5 charge to increase Armco's legal and environmental reserves. The operating loss for the three and nine months ended September 30, 1993 included special charges totaling $165.5 associated with the decision to exit certain businesses in the Other Steel and Fabricated Products segment. The operating loss also includes a $0.3 loss and $12.7 of income for the three and nine months ended September 30, 1993, respectively, from those businesses which Armco has sold or no longer consolidates.

Net income in the third quarter and first nine months of 1994 included a $26.1 gain on the sale of 90% of Armco's investment in North American Stainless (NAS), the $15.0 charge related to Eastern Stainless and the $4.5 charge to increase legal and environmental reserves. Net income for the first nine months of 1994 also included a $66.5 gain recognized as a result of the completion of an initial public offering by Armco's former joint venture, Armco Steel Company, L.P. (ASC), a $20.0 special charge for expenses related to the temporary idling and restructuring of Empire-Detroit's steelmaking facilities, and $4.4 in equity income representing Armco's proportionate share of a net gain realized by National-Oilwell on the sale of certain production equipment and lines of business held by that joint venture. In the third quarter of 1993, Armco reported a net loss of $223.0, which included special charges totaling $165.5 for a loss on Armco's decision to exit a number of businesses and a $40.0 charge related to the decision to sell Worldwide Grinding Systems businesses. The grinding businesses had third quarter net income of $5.0. The net loss in the nine months ended September 30, 1993 included a cumulative effect charge of $307.5 for adopting new accounting standards for postretirement and postemployment benefits and income taxes, $14.2 of income from Worldwide Grinding Systems, federal and state tax-related credits of $14.9, an equity loss of $17.9 from ASC and the third quarter unusual charges totaling $205.5.


BUSINESS SEGMENT RESULTS
- ------------------------

Specialty Flat-Rolled Steel
- ---------------------------

                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                               ------------------       -----------------

                                 1994       1993        1994         1993
                                 ----       ----        ----         ----

  Net sales                   $  279.1   $  240.3    $  811.5     $ 776.0
  Special charge                 (15.0)       -         (15.0)        -
  Operating profit                27.5       18.7        92.3        63.3

  Shipments (000s of net tons)   182        156         533         503
  Production (000s of net tons)  225        203         663         694
  Capability utilization         105%        91%        102%         91%


Customer sales and tons shipped increased by 16% and 17%, respectively, in the third quarter of 1994 versus 1993, primarily for increases driven by demand for automotive chrome stainless, electrical steel and stainless strip, partially offset by declines in chrome nickel stainless and Eastern Stainless' plate.

For the first nine months of 1994 compared to 1993, customer sales and tons shipped increased 5% and 6%, respectively. A decrease in shipments of stainless flat plate and slabs, due to the July 1993 closing of the melt shop at Eastern Stainless partially offset increased sales of stainless sheet and strip and electrical steel. Average sales dollars per ton was lower in 1994 than 1993 due to a change in product mix as automotive chrome sales displaced sales of higher priced chrome nickel products.

Operating profit increased 47% and 46%, respectively, for the third quarter and first nine months of 1994 versus 1993. Included in operating profit for the 1994 periods is a $15.0 special charge related to a decision by Eastern Stainless to sell all of its assets to Avesta Sheffield Holding Company (Avesta Sheffield), a stainless steel plate manufacturer, for cash and the assumption of certain liabilities. Any cash received would be used by Eastern Stainless to satisfy normal operating and employee benefit obligations not assumed by Avesta Sheffield. The liabilities not assumed by Avesta Sheffield or satisfied by the sale proceeds will be assumed by Armco. Upon completion of the proposed transaction, Armco anticipates that Eastern Stainless would have no assets remaining as a corporate legal entity and that it will be dissolved without any shareholder distribution. The proposed transaction is subject to a number of conditions, including completion of a definitive purchase agreement, and approvals by regulatory authorities, the boards of directors of Eastern Stainless Corporation and Avesta Sheffield and by the Eastern Stainless' shareholders.
Eastern Stainless had sales of $15.2 and $52.8 during the three and nine months ended September 30, 1994.

The Butler, Pennsylvania melt facility continues to run at full capacity during 1994, as raw steel production of 225,000 tons in the third quarter increased 11% compared to the same period of 1993. Butler's cast steel production capacity is estimated to be 860,000 tons in 1994, versus 850,000 tons in 1993. Production in 1993 included the Eastern Stainless melt shop for the first half of the year.

Outlook: Operating results are expected to continue to improve relative to 1993 as a result of continued strong market conditions, scheduled price increases and improved production efficiencies. Order rates for stainless sheet and strip, particularly for the automotive industry, are expected to remain strong into next year. While demand for oriented electrical steel for distribution transformers and cold rolled non-oriented electrical steel for motors and generators is also expected to remain strong, the market may soften somewhat in the fourth quarter of 1994 reflecting normal seasonal activity. A 5%-7% price increase on non-oriented electrical steels effective at the beginning of 1995 was announced in August. Shipments and operating profit for the fourth quarter of 1994 are expected to be below third quarter results, as fourth quarter production will be reduced by annual maintenance outages at the Butler, Pennsylvania and Coshocton, Ohio facilities. Due to heavy demand throughout the year, these units have been unable to build inventories in preparation for the outages. However, shipments and operating profit in the fourth quarter of this year are expected to exceed the results for the same period last year.

On October 17, 1994, Armco announced an expanded capital improvement program under which it will spend up to $95.0 over the next two years to upgrade and expand its specialty steel finishing facilities. The program is intended to reduce existing production constraints by increasing specialty steel finishing capacity by approximately 180,000 tons per year, particularly in electrical steels, specialty sheet and strip products, and nonautomotive chrome stainless. About $60.0 of this total will be spent to upgrade existing equipment at the Coshocton, Mansfield and Zanesville, Ohio and Butler, Pennsylvania plants. The Mansfield operations of Empire-Detroit, while currently in the Other Steel and Fabricated Products segment, will be involved in melting and finishing specialty steels once the thin-slab caster is in operation. Mansfield's production is expected to relieve some of Armco's melt constraints (See Other Steel and Fabricated Products). The remaining $35.0 of investment is targeted for a proposed new pickle line and box annealing facilities. In addition to increasing revenues as a result of expanded finishing capacity, the capital improvements are expected to provide significant annual cost savings.

Other Steel and Fabricated Products
- -----------------------------------

                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                               ------------------       -----------------

                                 1994       1993        1994         1993
                                 ----       ----        ----         ----

  Net sales                   $  88.9     $  179.5    $ 291.0    $  524.5
  Special charges                 -         (165.5)     (20.0)     (165.5)
  Operating loss                 (4.6)      (172.0)     (51.8)     (171.7)


Net sales decreased by 50% and 45% in the third quarter and first nine months, respectively, of 1994 compared to the same periods in 1993. The shortfall was primarily due to the absence, in 1994, of businesses that were sold or are no longer consolidated and the idling of operations at Empire-Detroit. Those businesses no longer consolidated represented $56.8 and $189.4 in sales in the third quarter and first nine months, respectively, of 1993. In addition as a result of the temporary idling and restructuring of its steelmaking facilities in Mansfield and Dover, Ohio, Empire-Detroit's 1994 third quarter and year-to-date sales were down $53.6 and $89.0, respectively, from the same periods last year. Excluding the no longer consolidated businesses from 1993 and adjusting for the reduced sales at Empire-Detroit, segment sales would have increased 29% and 18% in the third quarter and first nine months, respectively, of 1994 versus 1993. Record setting sales of snowplows at Douglas Dynamics, Inc. accounted for the favorable sales variance.

The operating losses for the three and nine month periods ended September 30, 1993 included $165.5 of special charges to cover estimated losses and reserve requirements for the ultimate disposal of a number of businesses. Excluding the special charges, the 1994 third quarter operating loss was less than the loss in the same period in 1993 as a result of a significant increase in operating profit at Douglas Dynamics, Inc., partially offset by increased third quarter losses at Empire-Detroit. Empire-Detroit's third quarter 1994 loss of $13.3, however, was down compared to its second quarter operating loss of $17.9 as further benefits of the plant idling were realized. Operating income associated with the units which are no longer consolidated was $0.3 in the third quarter 1993.

The 1994 year-to-date operating loss includes a special charge of $20.0 in connection with the idling and restructuring of Empire-Detroit's steelmaking facilities. These facilities will be idled until completion of the new thin-slab continuous caster at the Mansfield facility, currently scheduled for the second quarter of 1995. Absent the special charges from the nine months ended September 30,

1994 and 1993, the increase in operating losses for 1994 was primarily attributable to higher losses at Empire-Detroit, partially offset by a significant increase in operating profit at Douglas Dynamics, Inc. Douglas Dynamics had a significant increase in operating profit due to higher sales of snowplows as a result of near record snowfalls last winter, low customer inventory and continued strong demand for four-wheel drive vehicles.

Outlook: Empire-Detroit is expected to incur operating losses until after the start-up of the thin-slab caster in the second quarter of 1995. During early 1995, losses at Empire-Detroit are expected to increase from the level experienced in the third quarter, largely as a result of expenses related to the preparation for startup of the thin-slab caster, including expenses to train employees on the new capital equipment. As discussed above, a portion of the recently announced $95.0 capital expenditure program will be directed at upgrading equipment at Mansfield to improve its rolling, pickling and annealing operations. Though the new caster and the new capital expenditures program are intended to benefit Mansfield's specialty steelmaking capabilities, improvements in the carbon steel operations are also expected.

Armco recently signed a letter of intent to sell the assets of Bowman Metal Deck Products to Wheeling-Pittsburgh Steel Corporation. Bowman, with annual sales of approximately $30.0, is a producer of carbon steel roof, floor and bridge deck.

Douglas Dynamics, Inc.'s sales and earnings are expected to grow further in 1994 and 1995, driven by strong demand for four-wheel drive vehicles, distributors' need to replace inventory and sales of new products.

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

Armco signed a definitive agreement, dated August 2, 1994, to sell the AFSG companies to be sold. The agreement is subject to a number of conditions, including approvals by regulatory authorities. Armco accounts for these businesses as discontinued operations and, as such, does not recognize, in its consolidated financial statements, AFSG's results of operations. Armco has an investment in the AFSG companies to be sold of $73.9 at September 30, 1994, reflecting its estimated net realizable value. Proceeds from the sale will remain committed to the support of Armco's runoff companies.

AFSG companies to be sold

Direct written premiums in the third quarter and first nine months of 1994 were $65.7 and $171.9, which was 3% and 4% lower than the third quarter and first nine months, respectively, of 1993. Soft markets in commercial lines plus the decision to exit the Southwest Region (Texas) in 1993 reduced commercial lines writings.

The loss from underwriting was $7.0 in the third quarter of 1994 compared to a $9.7 loss in the third quarter of 1993. Losses incurred were down as a result of both a decline in the earned premium base and focused attention to improve personal auto profitability. The underwriting loss for the first nine months of 1994 was $26.2 or $1.5 more than the same period in 1993. Lower underwriting losses, incurred in the second and third quarters of 1994, were offset by a $5.0 increase in the first quarter 1994 underwriting loss primarily due to the winter storms in the Northeast and Midwest.

Net investment income, including realized gains, in the third quarter of 1994 was $7.2, a decrease of $5.8 or 45% from the third quarter of 1993. The decline in investment income was primarily a result of zero realized gains in 1994 compared to $4.9 in 1993 and a decline in investment yield of the base portfolio, due to the erosion of market interest rates over the last two years.

The net loss in the first nine months of 1994 was $4.5, which was $0.7 less than the $5.2 loss recorded in the first nine months of 1993. The net loss in 1993 included a one-time charge of $14.0 for the full postretirement benefit transition obligation, recognized upon adoption of Statement of Financial Accounting Standards No. 106.

Liquidity and Financial Position: At September 30, 1994 and December 31, 1993, the companies to be sold had total assets of $548.7 and $571.4, respectively, including cash and invested assets of $405.5 and $440.7. Net assets at September 30, 1994 were $103.5, which was $32.4 below the December 31, 1993 balance of $135.9. The lower net assets were primarily due to 1994 unrealized losses totaling $27.9 as a result of an increase in market interest rates which reduced the market value of the bond portfolio.

Insurance premiums and interest are the primary sources of cash for the AFSG companies to be sold. Total cash used by operating activities during the first nine months of 1994 was $3.7, compared to $1.8 provided in the first nine months of 1993. The increase in cash used in 1994 is primarily due to a drop in premiums collected and interest received. In the first nine months of 1993, investing activities provided $18.3 and financing activities used $2.8 for payment on a note.

Outlook: Earnings for the property and casualty insurance industry are expected to remain flat in 1994. Pricing for normal commercial lines remains soft. Operating income for the AFSG companies to be sold is expected to approximate prior year results, despite significant catastrophe losses incurred in the first quarter. However, the increase in long-term market interest rates during 1994 is expected to limit capital gain opportunities. As a result, net income for the AFSG companies to be sold is expected to decline compared to 1993.

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

Armco Steel Company, L.P. (ASC)
- ---------------------------

ASC was an equally owned limited partnership, formed in 1989, between subsidiaries of Armco and Kawasaki Steel Corporation. Losses incurred by ASC in subsequent years through 1993 reduced Armco's investment to zero, after which Armco stopped recording its equity in profits or losses related to the operations of ASC.

On April 7, 1994, ASC completed an initial public offering and recapitalization. As part of this transaction, the business and assets of ASC were transferred to AK Steel Corporation (AK Steel), a newly formed, publicly traded company. In exchange for its interest in ASC, Armco received 1,023,987 shares of AK Steel common stock, representing approximately four percent of the outstanding shares. In addition, Armco was released from certain obligations to make future cash payments to the former joint venture. The number of shares received and other terms of the restructuring and recapitalization were determined by arm's-length negotiations.

As a result of the transaction, Armco recognized a nonrecurring gain in the second quarter of 1994 totaling $66.5, or $0.64 per share, primarily as a result of release from certain obligations discussed above, recognition of deferred pension curtailment gains established at ASC's formation and a $30.0 tax benefit related to the effect of this transaction on Armco's deferred tax asset position. In addition, should Armco decide to sell its shares in AK Steel, which it has agreed not to do until after December 3, 1994, it would recognize a gain equal to the net proceeds received upon such sale. At September 30, 1994, the stock held by Armco had a market value of $33.3.

AK Steel currently hot rolls stainless steel for Armco under a toll rolling agreement, which is in effect through the year 2002.

National-Oilwell
- ----------------

Armco's equity in the income of National-Oilwell was $2.1 and $6.2 in the third quarter and first nine months of 1994, respectively, compared to equity losses of $2.4 and $3.9 in the comparable 1993 periods. Included in the nine month equity income in 1994 was a $4.4 net gain on the disposal of assets associated with businesses which National-Oilwell is exiting. In the first quarter of 1994, National-Oilwell completed the divestiture of its unprofitable wellhead business, for which Armco recognized a $5.0 charge against its equity income in the fourth quarter of 1993. Improved demand for National-Oilwell core products is anticipated over the next twelve months as oil and gas prices begin to strengthen.

National-Oilwell maintains its own cash and credit lines and funds its own operations, liabilities and capital expenditures. National-Oilwell has a $96.0 credit facility which matures on March 31, 1995.

Armco does not consider National-Oilwell part of its core business and, therefore, it continues to evaluate its options with respect to its investment in this joint venture.

North American Stainless (NAS)
- ------------------------------

Armco and Acerinox S.A. of Spain each owned a 50% partnership interest in NAS through their respective subsidiaries, First Stainless, Inc. and Stainless Steel Invest, Inc. In the third quarter of 1994, First Stainless, Inc. sold 90% of its 50% equity interest in NAS to its partner for $73.0 in cash and Armco recorded a $26.1 gain on the sale. Through its subsidiary, First Stainless, Inc., Armco maintains a 5% limited partnership interest in NAS. In connection with the transaction, Armco entered into an annual supply contract with NAS to provide the former joint venture with semi-finished stainless steel.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At September 30, 1994, Armco had $202.3 of cash and cash equivalents compared to $183.5 at December 31, 1993. Total cash and cash equivalents increased $18.8 during the first nine months of 1994, primarily due to the $73.0 in proceeds from the sale of NAS, partially offset by capital expenditures for the thin-slab caster at Empire-Detroit's Mansfield, Ohio facility. Net cash provided by investing activities, including proceeds on the sale of assets and $58.8 in capital expenditures, was $17.8. Cash generated by operating activities was $14.1, while financing activities used $13.5, primarily for preferred stock dividends.

In addition to the cash on hand, Armco has a $170.0 revolving credit facility that matures on December 31, 1995. At September 30, 1994, $82.0 of the credit facility was used as support for letters of credit and $88.0 was available. As amended in the second quarter of 1994, the credit agreement requires Armco to maintain a minimum working capital of $130.0 through December 31, 1994. At September 30, 1994, Armco's working capital, as defined, was $255.9. In addition, beginning January 1, 1994, Armco must maintain cumulative net income greater than zero for the year 1994. The minimum cumulative net income increases to $10.0 in the first quarter of 1995, and thereafter, increases an additional $10.0 per quarter throughout 1995. Armco must also meet certain ratio requirements. Noncompliance with any of these covenants or the occurrence of any other event of default could result in the lending banks terminating their commitments under the amended credit agreement and/or accelerating the payment of amounts due thereunder.

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

Armco anticipates that its capital expenditures for 1994 will be approximately $90.0, including $30.0 for normal replacement, environmental and expansion capital as well as about $60.0 of expenditures on the $100.0 thin-slab caster project at the Mansfield, Ohio plant, which was discussed in the Other Steel and Fabricated Products section. Financing for a significant portion of this project has been obtained, and installation of the caster is expected to be completed in the second quarter of 1995.

Except for capital projects and normal operating expenditures, Armco has no significant amounts of debt or other cash commitments due through the remainder of the year. However, Armco has notified the trustee of its 8.7% Sinking Fund Debentures due 1995 that it will redeem the remaining $7.9 of these debentures at 100% of their face value effective November 16, 1994. As described above, Armco has announced a capital improvements program, which, over the next two years and at management's discretion, could use between $60.0 and $95.0 of cash beginning in 1995. In addition, Armco expects to contribute from $15.0 to $55.0 to its major pension funds in 1995. The debt repurchase, capital expenditures and pension funding will be paid out of existing cash balances, cash generated from operations and proceeds from the disposal of businesses and assets which, in 1993, were identified for sale.

On October 28, 1994, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative Convertible Preferred Stock, Class A, and $.90625 per share on the $3.625 Cumulative Convertible Preferred Stock, Class A, each payable January 3, 1995 to shareholders of record on December 2, 1994. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable January 3, 1995, to shareholders of record on December 2, 1994. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and under the terms of the amended bank credit agreement.
      19

                               ARMCO INC.
                             SEGMENT REPORT
                              (Unaudited)
(Dollars in millions)
                                     1994                    1993
                                --------------------   -----------------------------
                                3rd     2nd     1st     4th     3rd     2nd     1st
                                Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
                               ------  -----   -----   -----   -----   -----   -----
Specialty Flat-Rolled Steel:
  Customer sales              $279.1  $269.2  $263.2  $225.5  $240.3  $274.8  $260.9
  Special charge               (15.0)     -       -       -       -       -       -
  Operating profit              27.5    34.7    30.1    12.2    18.7    24.7    19.9

Other Steel and Fabricated Products:
  Customer sales                88.9    85.7   116.4   138.0   179.5   179.3   165.7
  Special charges                 -       -    (20.0)     -   (165.5)     -       -
  Operating profit (loss)       (4.6)  (13.1)  (34.1)  (11.8) (172.0)    2.4    (2.1)

Corporate General               (9.2)   (7.6)   (6.9)  (10.6)   (7.4)  (10.1)   (9.9)
- ------------------------------------------------------------------------------------
Total operating profit (loss)   13.7    14.0   (10.9)  (10.2) (160.7)   17.0     7.9
- ------------------------------------------------------------------------------------

Interest income                  3.4     1.9     1.9     1.4     0.7     1.3     1.6
Interest expense                (8.2)   (8.4)   (8.9)  (10.3)  (11.0)  (10.6)  (10.8)
Sundry other - net             (12.8)  (10.4)  (10.7)   (6.5)  (12.8)  (11.1)   (5.7)
Credit (provision) for
  income taxes                  (0.4)   29.8    (0.2)   (0.2)   (1.6)    2.2     6.9
- ------------------------------------------------------------------------------------
Income (loss) of Armco and
  consolidated subsidiaries     (4.3)   26.9   (28.8)  (25.8) (185.4)   (1.2)   (0.1)
Equity in losses of Armco Steel
  Company, L.P.                   -       -       -    (10.0)     -       -    (17.9)
Gain on investment in Armco
  Steel Company, L.P.             -     36.5      -       -       -       -       -
Gain on investment in North
  American Stainless            26.1      -       -       -       -       -       -
Equity in income (loss) of
  other equity companies         3.6     6.5     1.6    (9.9)   (2.6)   (0.2)   (3.1)
- ------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                    25.4    69.9   (27.2)  (45.7) (188.0)   (1.4)  (21.1)

Discontinued operations
   - Worldwide Grinding Systems
       Income (loss) from
         operations              -       -       -       -       5.0    10.1    (0.9)
       Loss on disposal of
         business                -       -       -       -     (40.0)     -       -
   - AFSG companies to be sold
       Loss on disposal of
         business                -       -       -     (45.0)     -       -       -
- ------------------------------------------------------------------------------------
Income (loss) before extraordinary
  items and cumulative effect of
  accounting changes            25.4    69.9   (27.2)  (90.7) (223.0)    8.7   (22.0)

Extraordinary items              -       -       -      (7.3)     -       -       -
Cumulative effect of changes in
  accounting for postretirement
  and postemployment benefits
  and income taxes               -       -       -        -       -       -   (307.5)
- ------------------------------------------------------------------------------------
Net income (loss)              $25.4  $ 69.9  $(27.2) $(98.0) $(223.0) $ 8.7 $(329.5)
====================================================================================

See Notes to Condensed Consolidated Financial Statements.

Part II.     Other Information

Item 1.      Legal Proceedings
             -----------------

There are various claims pending against Armco and its subsidiaries involving product liability, antitrust, patent, insurance arrangements, environmental and hazardous waste matters, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended December 31, 1993 (the Form 10-K) and Armco's Quarterly Reports on Form 10-Q subsequently filed (Forms 10-Q).

Reserve Mining Litigation.    As previously discussed in the Forms 10-Q, an
- --------------------------
action entitled Larry B. Ricke, Trustee v. Armco was filed on April 25,
                --------------------------------
1994, in the United States District Court for the District of Minnesota by the Trustee appointed by the Pension Benefit Guaranty Corporation (PBGC) for the purpose of recovering from Reserve Mining assets to satisfy Reserve Mining's liability for pension benefit entitlements which are in addition to those guaranteed by the PBGC. As previously discussed in the Forms 10-Q, the complaint alleges that Armco is liable for the unfunded nonguaranteed benefits under the Pension Plan of Reserve Mining in the amount of $9.2 million plus interest. The pension benefits which are the subject of this action were part of the class settlement of United
                                                            ------
Steelworkers of America v. Armco.  Approximately 1,500 members of the class
- --------------------------------
signed individual releases (the 19 members who did not are plaintiffs in the Warner, Donovan, et al. v. Armco litigation) releasing Armco from all
    --------------------------------
claims, liabilities, etc. based upon or which arise out of any Reserve Mining Employee Pension Benefit Plan. Armco believes these releases bar the claims of the Trustee and has filed a Motion to Dismiss which remains pending before the district court.

Cornerstones Litigation.   As previously reported in the Form 10-K, an
- ------------------------
action was filed by Cornerstones Municipal Utility District (Cornerstones) and William St. John, as representative of a class of owners of real property situated within Cornerstones, in the District Court of Harris County, Texas, in July 1989, alleging that Armco Construction Products supplied defective pipe for a sanitary sewer system in three residential subdivisions. The complaint sought in excess of $30 million in damages.
On May 29, 1991, plaintiffs filed a Third Amended Petition adding Kingsbridge Municipal Utility District (Kingsbridge) and John Keplinger, as representative of a class of owners of real property situated within Kingsbridge, as additional plaintiffs. The residents of Kingsbridge made similar allegations, sought certification of the class of Kingsbridge homeowners and seek to recover damages for an allegedly faulty sewer system in four residential subdivisions. The amended petition seeks in excess of $40 million in damages, on behalf of the Kingsbridge and the Cornerstones plaintiffs, which is in excess of the court's jurisdictional limits. The Kingsbridge action remains pending and is in discovery. On January 13, 1992, the Court granted Armco's Motion for Summary Judgment and dismissed all of the Cornerstones plaintiffs' claims against the defendants on the basis of the statute of limitations. In January, 1993, the Texas Appellate Court reversed the dismissal of the Cornerstones action and remanded it to the trial court. In May 1993, the Texas Supreme Court granted Armco's application for leave to appeal the appellate court's decision and heard argument on the matter on September 14, 1993. On November 24, 1993, the Texas Supreme Court reversed the appellate court in favor of Armco, awarding Armco its costs and remanding the case to the appellate court for disposition of unaddressed issues. On September 14, 1994, a three member panel of the Court of Appeals heard oral argument on the remaining issues. In an opinion filed on November 10, 1994, the Court of Appeals affirmed the trial court's grant of summary judgment in favor of Armco on the basis that the Cornerstones claims are barred by the statute of limitations.

On or about April 3, 1992, an action was filed in the District Court of Harris County, Texas by approximately 87 residents, including lead plaintiffs Vincent and Linda Adducci, of the Cornerstones subdivision against the same defendants as in the Cornerstones case. The suit is based
                                      ------------
on the same theories as Cornerstones and seeks an unspecified amount of
                        ------------
damages.

On or about September 11, 1992, Harris W. Arthur and other plaintiffs, owners of real property situated within Cornerstones, filed suit in the District Court of Harris County Texas, against multiple defendants, including Armco. The suit, similar to the action filed by Cornerstones and William St. John and the action filed by Vincent and Linda Adducci and other plaintiffs, alleges damages were sustained as a result of improper design and installation of the sanitary sewer system servicing the subdivision, as well as certain manufacturing and/or design defects of the pipe utilized to construct the sanitary system. The complaint also asserts legal malpractice theories against various counsel for the Municipal Utility District. The complaint seeks an unspecified amount of damages.

On March 22, 1993, an action captioned William C. Irons, et al. v. Turner,
                                       -----------------------------------
Collie & Braden, et al. was filed in the District Court of Harris County,
- -----------------------
Texas. This action, which involves approximately 100 additional owners of real property situated within Cornerstones, names multiple defendants, including Armco, and alleges theories of damages similar to those in the Arthur and Adducci matters. The complaint seeks an unspecified amount of
- ------     -------
damages.  There have been no new developments in the Arthur, Adducci and
                                                     ------- -------
Irons litigation pending resolution of the issues on appeal in
Cornerstones.
- ------------

Armco Chile Prodein, S.A. Litigation.  As previously discussed in the Form
- -------------------------------------
10-K, on or about November 15, 1991, Armco and Armco Chile Prodein, S.A. were sued for damages in the United States District Court for the Southern District of Alabama by a maritime cargo carrier. Plaintiff's claims were based upon allegations of fraud, negligent misrepresentation, negligent interference with contractual relations and wrongful arrest. Plaintiff's allegations arose out of a series of transactions in which it was engaged by Armco Chile Prodein to transport fiberglass reinforced pipe from Jacksonville, Florida to Talcahuano, Chile. Plaintiff made three such shipments of pipe. After discovering damage to the first and second shipments of pipe, which defendants contended was due to negligence by plaintiff, Armco Chile Prodein arrested, pursuant to Chilean law, the vessel which plaintiff utilized to carry the third shipment of pipe. Plaintiff alleged, among other things, that this arrest was wrongful and that the alleged wrongful arrest resulted in such severe damage to plaintiff's business interests and reputation that plaintiff went out of business. Plaintiff's experts claimed that the damages suffered by plaintiff range from $38 million to $47 million. Both Armco and Armco Chile Prodein filed motions for summary judgment. On January 25, 1993, the court granted summary judgment discharging Armco and subsequently denied plaintiff's motions for reconsideration of the summary judgment granted to Armco. On April 30, 1993, a jury verdict on plaintiff's wrongful arrest and lost profits claims was rendered in favor of the plaintiff and against Armco Chile Prodein in the amount of $10.5 million. Judgment on the verdict was entered by the Court on May 7, 1993. Thereafter, Armco Chile Prodein filed a motion seeking judgment as a matter of law or, alternatively, for a new trial. On October 12, 1993, finding that the jury's verdict on liability and damages was against the weight of the evidence, the trial court granted the defendant's post-trial motion, entering judgment in favor of Armco Chile Prodein against plaintiff. The court also granted Armco's motion for a conditional new trial in the event the judgment is overturned on appeal. The plaintiff appealed this ruling to the Federal Circuit Court. On September 12, 1994, the Eleventh Circuit Court of Appeals affirmed per curiam the ruling of the district court in
                          ----------
favor of Armco Chile Prodein. Plaintiff has filed a petition for rehearing en banc.
- -------

CRS Litigation.  As previously discussed in the Form 10-K, on October 31,
- ---------------
1990, a third-party complaint was served on Armco in the Circuit Court of Montgomery County, Maryland by the owner of a 6.3 mile potable water tunnel designed by defendant, CRS Sirrine (CRS) and its predecessor companies, and constructed by Armco and Clevecon Inc. Armco built 3.4 miles of the tunnel; Clevecon built the remaining 2.9 miles. No portion of the tunnel, which was completed in early 1984, has ever been functional. Washington Suburban Sanitary Commission filed suit against CRS seeking damages in the amount of $200 million. CRS filed third-party complaints against Armco and Clevecon seeking damages to the extent of any liability of CRS attributable to Armco's or Clevecon's negligence or negligent misrepresentation in connection with the installation of the potable water tunnel and the third-party defendants' alleged defective workmanship in connection with the same. CRS subsequently settled the claims against it by Washington Suburban Sanitary Commission and continued to prosecute its third-party claims against Armco and Clevecon. Oral argument on Armco's re-filed summary judgment motion was held on January 3, 1994. The circuit court denied Armco's summary judgment motion and the case proceeded to trial. On January 28, 1994, a directed verdict was entered by the court in favor of Armco. CRS has appealed the judgment entered in favor of Armco.

Environmental Proceedings.  As previously discussed in the Form 10-K and
- --------------------------
June Form 10-Q, Armco has been one of four remaining defendants in three class actions filed in the 157th Judicial District, District Court of
Harris County, Texas on behalf of about 750 residents near the French Limited Superfund site (The French Limited Site). These cases were Avalos
                                                                    ------
v. Atlantic Richfield Company, (ARCO) et al., Curette v. ARCO and Adolph v.
- -------------------------------------------------------------     --------
ARCO.  In December 1992, the Avalos, Curette, and Adolph plaintiffs
- ----                         ---------------      ------
accepted a $1.1 million settlement offer made by Armco and two other defendants, of which Armco's share was $549,270.56. The settlement funds were paid out in 1993 and the court dismissed the action with prejudice.

As a condition to settlement, about 300 individuals were severed from the Avalos action and transferred to a separate action styled Rosa Ann Barrett,
- ------                                                    -----------------
et al. v. ARCO, et al., in the United States District Court for the
- ----------------------
Southern District of Texas, Houston Division. In June 1994, the court granted summary judgment against all but two of the Barrett plaintiffs on the basis that they had not established a factual basis for their claims.
On September 20, 1994, the Court overruled plaintiffs' motion for rehearing or new trial and entered a file order dismissing all claims. Summary judgment was granted against the remaining two plaintiffs. They subsequently appealed.

On December 13, 1993, Rhonda Sills, on behalf of herself and two of her children, sued the same defendants as in the Avalos case. On October 17,
                                             ------
1994, defendants' motion for summary judgment was granted, in respect to all claims in this case.

In February, a suit on behalf of Rod Luke Chambers and about 30 other plaintiffs was filed against the ARCO defendants. On September 13, 1994, the Court granted Armco's motion for summary judgment in the Chambers
litigation.                                                  --------

On May 30, 1994, John D. Bertling, et al. v. ARCO, et al. was consolidated
                 ---------------------------------------
with the Avalos case.  At a hearing on August 24, 1994, plaintiff's counsel
         ------
tentatively agreed to dismiss Armco and two other defendants because Mr. Bertling, who operated a sand business prior to the commencement of remediation activities at the Sikes site, another superfund site located near the French Limited Site, has asserted business-related claims concerning only the Sikes site. Armco and two other defendants only had involvement at the French Limited Site. Subsequently, plaintiff's attorney refused to dismiss Armco and those two other defendants claiming that some of the health-related claims may have arisen from exposure to the French Limited Site. This case has not yet been set for trial.

As previously reported in the Form 10-K, on or about June 29, 1992, Armco was served with a complaint, styled as a class action, filed in the Superior Court of California, County of Los Angeles, by Scott Liuzza and approximately 80 named plaintiffs against Armco and a number of other companies, relating to, among other things, a land reclamation site owned by Armco and recently closed under the supervision and with the approval of the appropriate environmental agencies. The plaintiffs sought a recovery in an unstated amount for alleged personal and property damages plus injunctive relief. The court sustained Armco's demurrer to the class action counts of the complaint and in March 1994 dismissed plaintiffs' claims for the diminution of property values and personal injury; remaining claims are for property damages and injunctive relief. All plaintiffs have agreed to a settlement totaling $355,000.

As previously reported in the Form 10-K, on January 18, 1994, Armco received a 104(e) request for information under Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) from United States Environmental Protection Agency (USEPA) regarding shipments from the former
E. G. Smith Division of Cyclops to the Granville

Solvents site in Ohio. Armco has responded to the request. In August 1994, USEPA entered into an Administrative Order on Consent (AOC) with a number of potentially responsible parties. Armco did not sign the AOC because the terms were deemed unacceptable. Four of the signatories to the AOC have initiated a contribution action in the U.S. District Court for the Southern District of Ohio against all the potentially responsible parties, including Armco, who have not signed the AOC.

As previously reported in the Form 10-K, on February 16, 1994, the Missouri Department of Natural Resources and the USEPA jointly issued a Part B permit to the Kansas City facility under the Resource Conservation and Recovery Act. Armco petitioned for review of many of the permit provisions to the Environmental Appeals Board. That appeal has been resolved and Armco expects issuance of a revised permit which deletes most of the provisions to which Armco objected. The revised permit will continue to require "interim measures" including investigation and potentially, remediation at several areas of the facility.

As previously reported in the Form 10-K, Armco received a unilateral order from USEPA to complete remediation of contaminated soil on certain property in New Boston, Ohio sold by Cyclops to New Boston Industrial Corp. several years ago. Prior to the sale, the salvage contractor hired by the current owner (which was then occupying the property as a tenant of Cyclops) engaged in intentional conduct which directly resulted in contamination.
As a part of the sentence imposed upon the contractor in response to his guilty plea to the resulting criminal charges, the contractor agreed to remediate the contaminated condition. Armco and the current owner have collected $825,000 on a $1 million performance bond which had been obtained to secure the contractor's performance. These funds are being used for remediation and oversight of the cleanup. Armco will be responsible for the remaining cleanup costs which are estimated to be between $4.5 million to $5.0 million. Armco will be seeking contribution from other potentially responsible parties, but no estimate as to the amount of such contribution can be made at this time.

The total liability on the foregoing claims and those other claims described under ITEM 3. LEGAL PROCEEDINGS in the Form 10-K or under Item 1. Legal Proceedings. in the Forms 10-Q is not determinable; but in the opinion of management, the ultimate liability resulting will not materially affect the consolidated financial condition or liquidity of Armco and its subsidiaries; however, it is possible that due to fluctuations in the Company's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

A.    The following is an index of the exhibits included in the Form 10-Q:

	Exhibit 11	Computation of Income (Loss) Per Share

B. The following reports on Form 8-K were filed by Armco since June 30, 1994:

      Report Date                              Description
      -----------                              -----------
      June 30, 1994              Reporting that Armco settled the Reserve
                                 Mining litigation with the PBGC.  Under
                                 the terms of the agreement, Armco paid the
                                 PBGC $10.0 million in connection with the
                                 Reserve Mining pension liability and
                                 contributed $17.5 million in cash to the
                                 Armco Inc. Pension Agreements Plan on July
                                 15, 1994.

       July 15, 1994             Reporting that Armco signed a letter of
                                 intent to sell most of its interest in
                                 NAS, a 50-percent joint venture with
                                 Acerinox.  Under the terms of the letter
                                 of intent, Armco will sell 90% of its
                                 equity interest to Acerinox and will
                                 retain a five percent ownership interest
                                 in the venture and would continue to
                                 supply NAS with chrome nickel stainless
                                 steel coils for a period after the sale.

       September 15, 1994        Reporting that Armco sold most of its
                                 interest in NAS for $73 million to
                                 Acerinox.  Armco, through its subsidiary,
                                 First Stainless, Inc. maintains a five
                                 percent limited partnership interest in
                                 NAS and Armco will supply NAS with chrome
                                 nickel stainless steel coils on an annual
                                 contract basis.  As a result of the sale,
                                 Armco recorded a gain of approximately $26
                                 million in the third quarter of 1994.

       October 3, 1994           Reporting that Armco, Eastern Stainless
                                 Corporation, an 84%-owned subsidiary of
                                 Armco, and Avesta Sheffield reached an
                                 agreement in principle for the sale of all
                                 of the assets of Eastern to Avesta
                                 Sheffield for cash and the assumption of
                                 certain liabilities.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                      Armco Inc.
                             --------------------------------
                                     (Registrant)




Date November 14, 1994              /s/ D. G. Harmer
- ----------------------        -------------------------------
                                   D. G. Harmer
                                   Vice President and Chief
                                   Financial Officer




Date November 14, 1994             /s/ P. G. Leemputte
- ----------------------        -------------------------------
                                   P. G. Leemputte
                                   Controller
                                      -24-