Form 10-K
ARMCO INC
filed 1995-03-30
CIK 7383

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED December 31, 1994

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE TRANSITION PERIOD FROM             TO
                                      -----------    -----------
                      Commission file number 1-873-2
                                             -------
                                   ARMCO INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Ohio                                       31-0200500
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

One Oxford Centre, 301 Grant Street, Pittsburgh, Pennsylvania      15219-1415
-------------------------------------------------------------      ----------
          (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 412/255-9800

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of Each Exchange
          Title of Each Class                        on Which Registered
          -------------------                       ---------------------

      Class A Preferred Stock, without par value New York Stock Exchange Class B Preferred Stock, $1 par value each New York Stock Exchange
      Common Stock, $.01 par value each             New York Stock Exchange
      Rights to Purchase Participating Preferred
        Stock of Class A Preferred Stock            New York Stock Exchange
      Sinking Fund Debentures:                      New York Stock Exchange
          9.20%, due 2000
          8.50%, due 2001
      11.375% Notes, due 1999                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                    ------     ----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of Armco Inc. (assuming solely for purposes of this Form, that all members of registrant's Board of Directors are "affiliates") was approximately $823,600,836 as of February 28, 1995.
     As of the close of business on February 28, 1995, there were 105,845,473 shares of Common Stock outstanding.
Documents incorporated by reference herein include:
     Annual Report to Shareholders for the year ended December 31, 1994 -- Parts I, II, and IV of this report.
     Proxy Statement for the 1995 Annual Meeting of Shareholders filed with the Commission under Rule 14a-6 of the Securities Exchange Act of 1934 in connection with the Company's 1995 Annual Meeting of Shareholders -- Part III of this report.

                                    PART I


ITEM 1.     BUSINESS

General

     Armco Inc. ("Armco" or the "Company") was incorporated as an Ohio corporation in 1917 as a successor to a New Jersey corporation incorporated in 1899. Based on sales revenues, Armco is the second largest domestic producer of stainless flat-rolled steels and is the largest domestic producer of electrical steels. The Company owns a 50% partnership interest in National-Oilwell, a distributor of oil country tubular goods and a manufacturer of drilling, production and other oil and gas equipment that operates a network of oil field supply stores throughout North America. Armco also owns Douglas Dynamics, Inc., the largest North American manufacturer of snowplows for four-wheel drive pick-up trucks and utility vehicles and provides insurance services through businesses it intends to sell or liquidate.

     As part of its strategy to focus on the production of specialty flat-rolled steel, Armco has continued to evaluate the growth potential and profitability of its businesses and investments, and to rationalize or divest those that do not represent a strategic fit or offer growth potential or positive cash flow. In 1992, 1993 and 1994, Armco divested or otherwise rationalized several unprofitable or non-strategic operations.

     On January 28, 1994, Armco signed a letter of intent to sell its ongoing insurance operations to Vik Brothers Insurance, Inc. ("Vik Brothers"), a privately owned property and casualty insurance holding company. On August 2, 1994, Armco and Vik Brothers signed a definitive agreement, subject to a number of conditions, including approvals by regulatory authorities. Under the terms of the agreement, Armco would be paid approximately $65 million at closing and $15 million in three years, subject to potential adjustment for adverse experience in certain insurance reserves. As a result of restructuring certain obligations arising from the 1992 merger plan for the insurance companies that are being liquidated, any proceeds from the sale are pledged as security for certain note obligations due to these insurance companies and would be retained in the investment portfolio of these companies.

     In April 1994, Armco Steel Company, L.P. ("ASC"), a carbon steel joint venture with Kawasaki Steel Corporation ("Kawasaki"), completed an initial public offering and recapitalization. As part of this transaction, the business and assets of ASC were transferred to a newly formed company named AK Steel Holding Corporation ("AK Steel"). In the recapitalization, Armco received 1,023,987 shares of common stock of AK Steel and was released from certain obligations to make future cash payments to the former joint venture.

     In August 1994, Armco sold its conversion business plant in Bridgeville, Pennsylvania, and, in September 1994, sold, to its partner, Acerinox S.A., 90% of its investment in North American Stainless ("NAS"), a 50-percent joint venture that finishes chrome nickel flat-rolled stainless steel. Armco, through its subsidiary, First Stainless, Inc., maintains a five percent limited partnership interest in NAS and Armco will supply NAS with chrome nickel stainless steel coils on an annual contract basis at market rates.

     In October 1994, Armco announced that Eastern Stainless Corporation ("Eastern Stainless"), an 84%-owned subsidiary of Armco, and Avesta Sheffield Holding Company ("Avesta Sheffield") reached an agreement in principle for the sale of all of the assets of Eastern Stainless to Avesta Sheffield for cash and the assumption of certain liabilities. A definitive agreement for the sale was signed on February 9, 1995, and on March 14, 1995, Eastern Stainless, Armco and Avesta Sheffield completed the sale. The cash proceeds of the sale were applied to the satisfaction of the Eastern Stainless obligations not assumed by Avesta Sheffield, Armco assumed the net liabilities of Eastern Stainless not assumed by Avesta Sheffield or satisfied by the cash proceeds and Eastern Stainless was dissolved without any shareholder distribution.

     In December 1994, Armco sold its Bowman Metal Deck division, a producer of carbon steel roof, floor and bridge deck, its Tex-Tube division, a manufacturer of electric welded steel pipe, and its Armco Stainless & Alloy Products plant in Baltimore, Maryland.

Business Segments

     The information on the amounts of revenue, operating results and identifiable assets attributable to each of Armco's business segments, set forth in Note 8 of the Notes to Financial Statements in Armco's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated by reference herein.

     Additional information about Armco's business segments and equity investments is set forth in Management's Discussion and Analysis in Armco's Annual Report to Shareholders for the year ended December 31, 1994, which is incorporated by reference herein.

Specialty Flat-Rolled Steel

     Plants in Armco's Specialty Flat-Rolled Steel business segment produce and finish stainless and electrical steel sheet and strip. Its principal manufacturing plants are in Butler, Pennsylvania, and Zanesville, Ohio, where Armco produces flat-rolled stainless and electrical steel sheet and strip products, and in Coshocton, Ohio, where Armco finishes premium quality flat-rolled stainless steel in sheet and strip form. Stainless steel plate products were finished at Eastern Stainless, which was sold on March 14, 1995. The segment also includes the results of European trading companies which buy and sell steel and manufactured steel products. Following the start-up of a new thin-slab continuous caster being installed at Armco's Mansfield, Ohio facilities, the segment will also include sales of specialty steels produced by, and the related operating results of, the Mansfield facilities.

     The specialty steel industry is a relatively small but distinct segment of the overall steel industry that represented approximately 2% of domestic steel tonnage but accounted for approximately 10% of domestic steel revenues in 1994. Specialty steels refer to alloy tool steel, electrical steel and stainless sheet, strip, plate, bar, rod and wire products. Specialty steels differ from basic carbon steel by their metallurgical composition. They are made with a high alloy content, which enables their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion or combinations thereof. Unlike high-volume carbon steel, specialty steel is generally produced in relatively small quantities utilizing special processing techniques designed to meet more exacting specifications and tolerances.

     Stainless steel, which represents the largest part of the specialty steel market, contains elements such as chromium, nickel and molybdenum that give it the unique qualities of resistance to rust, corrosion and heat; high strength; good wear characteristics; natural attractiveness; and ease of maintenance. Stainless steel is used in the automotive and aerospace industries, and in the manufacture of food handling, chemical processing, pollution control, medical and health equipment and other products where its combination of strength, durability and attractiveness is desirable. Electrical steels are iron-silicon alloys and, through special production techniques, possess unique magnetic properties that make them desirable for use as energy efficient core material in such applications as electrical transformers, motors and generators.

     Armco expects that the demand for stainless steel will continue to be positively affected by its increasing use in the manufacture of consumer durable goods and industrial applications. Per capita stainless steel usage in many highly developed countries significantly exceeds per capita usage in the United States and Armco believes that this is an indication of the growth potential of demand for stainless steel in the United States. In addition, the 1990 amendments to the Clean Air Act have resulted in the increasing use of corrosion-resistant materials in a number of applications for which stainless steel is well suited, including industrial pollution control devices and motor vehicle exhaust systems for use in the United States, where Armco now has the leading market share. Another factor that Armco believes will affect demand positively is the increasing issuance of new car bumper-to-bumper warranties and the use of stainless steel in passenger restraint systems. Stainless steel products generate higher average profit margins than carbon steel products and, depending on the stainless grade, sell at average prices of three to five times those of carbon steel.

     Armco produces flat-rolled stainless steel and alloy electrical steel sheet and strip products that are used in a diverse range of consumer durables and industrial applications. Since the acquisition of Cyclops Industries, Inc. in April 1992, approximately 70% of Armco's sales of specialty flat-rolled steel has been stainless steel and 30% has been electrical steel.
Major markets served are industrial machinery and electrical equipment, automotive, construction and service centers.

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

     Other Armco stainless products include functional stainless steel manufactured for automotive, agricultural, heating, air conditioning and other manufacturing uses. Before the sale of Eastern Stainless in March 1995, Armco's stainless products also included stainless steel plate, principally in flat plate form, for use in industrial applications where high resistance to heat, stress or corrosion is required.

     Armco is the only United States manufacturer of a complete line of flat-rolled electrical steel products and is the sole domestic producer of certain high permeability oriented electrical steels. It is also the only domestic manufacturer utilizing laser scribing technology. In this process, the surface of electrical steel is etched with high-technology lasers which refine the magnetic domains of the steel resulting in superior electrical efficiency. Major electrical product categories are: Regular Grain Oriented ("RGO"), used in the cores of energy-efficient power and distribution transformers; Cold Rolled Non-Oriented ("CRNO"), used for electrical motors and lighting ballasts; and TRAN COR[registered trademark]H, which is used in power transformers and is the only high permeability electrical steel made domestically.

     Armco had trade orders on hand for its Specialty Flat-Rolled Steel segment (excluding Eastern Stainless) of $187.3 million at December 31, 1994, and $142.1 million at December 31, 1993. The backlog increased in 1994 due to stronger demand and an improving economy. While substantially all of the orders on hand at year-end 1994 are expected to be shipped in 1995, such orders, as is customary in the industry, are subject to modification, extension or cancellation.

     Armco's specialty steelmaking operations are concentrated in Pennsylvania and Ohio, which permits cost-efficient materials flow between plants. Armco's Butler, Pennsylvania facility, which is situated on 1,300 acres with 3.2 million square feet of buildings, continuously casts 100% of its steel. At Butler, melting takes place in three 165-ton electric arc furnaces that feed the world's largest (175-ton) argon-oxygen decarburization unit for refining molten metal that, in turn, feeds two double strand continuous casters. The melt capacity at Butler was approximately 875,000 tons by year-end 1994. Butler also operates a hot-strip mill, anneal and pickle units and a fully-automated tandem cold-rolling mill. It also has various intermediate and finishing operations for both stainless and electrical steels.

     Armco's Zanesville, Ohio plant, with 508,000 square feet of buildings on 88 acres, is a dedicated finishing plant for some of the steel produced at the Butler facility and has a Sendzimer cold-rolling mill, anneal and pickle facilities, high temperature box anneal and other decarburization and coating units.

     The finishing plant in Coshocton, Ohio, located on 650 acres, is housed in a 500,000 square-foot plant and has three Sendzimer mills, four anneal and pickle facilities, three "bright anneal" lines, two 4-high mills for cold reduction and other processing equipment, including temper rolling, slitting and packaging facilities.

     Following the startup of a new thin-slab continuous caster being installed at Armco's Mansfield, Ohio facilities, which is expected to be completed early in the second quarter of 1995, the Mansfield facilities will melt and finish specialty steels, including automotive chrome. Production of specialty steel at Mansfield is expected to begin in the third quarter of 1995. Sales of these specialty steel products and the related operating results will be reported in the Specialty Flat-Rolled Steel segment.

     In the fourth quarter of 1994, Armco announced an expanded capital improvement program under which it will spend up to $95 million over the next two years to upgrade and expand its specialty steel finishing facilities. The program is intended to reduce existing production constraints, increasing specialty steel finishing capacity by approximately 180,000 tons per year, particularly in electrical steels, specialty sheet and strip products, and non-automotive chrome stainless. About $60 million of this total will be spent to upgrade existing equipment at the Butler, Coshocton, Mansfield and Zanesville plants. The remaining $35 million of investment is targeted for proposed new pickling and box annealing facilities. In addition to increasing revenues as a result of expanded finishing capacity, the capital improvements are expected to provide quality improvements and significant annual cost savings.

Other Steel and Fabricated Products

     The businesses currently included in the Other Steel and Fabricated Products segment are described below:

     -- Carbon steel operations at Mansfield, Ohio produce commodity grades of carbon steel sheet, much of which is coated at a dedicated galvanizing facility at Dover, Ohio. Under a plan to upgrade the facilities at Mansfield to enhance their steel production capability and improve the operating performance of both the Mansfield and Dover, Ohio operations, Armco has begun installing a thin-slab caster and related plant modifications at Mansfield. Installation is expected to be completed early in the second quarter of 1995. The caster is designed to produce carbon steels, and functional grades of chrome stainless steels and nonoriented grades of electrical steels. The sales of these stainless and electrical steels and the related operating results will be reported in the Specialty Flat-Rolled Steel segment. The Mansfield plant currently consists of a 1.4 million square-foot facility, including a melt shop with two electric arc furnaces (170-ton and 100-ton), a 100-ton argon-oxygen decarburization unit, a six-stand hot strip mill, a five-stand tandem cold rolling mill and a newly retrofitted Sendzimer mill for chrome stainless finishing. In the second quarter of 1994, Armco idled the Mansfield and Dover production facilities. The Mansfield plant is expected to remain idled until the thin-slab caster is completed. The Dover plant resumed limited production in early 1995. Armco recognized a special charge of $20 million in the first quarter of 1994 for the cost of benefits to employees on layoff and other costs of idling the facilities, as well as costs associated with planned permanent work force reductions.

     -- Douglas Dynamics, Inc. is the largest North American manufacturer of snowplows for four-wheel drive pick-up trucks and utility vehicles. Douglas Dynamics, Inc., which is headquartered in Milwaukee, Wisconsin, has snowplow manufacturing plants in Rockland, Maine, Milwaukee, Wisconsin and Johnson City, Tennessee and sells its snowplows and other light truck equipment through independent distributors throughout the United States and Canada.

     -- Sawhill Tubular produces steel pipe and tubing, electric welded and mandrel-drawn steel tubing and electric-resistance welded steel pipe at its plants in Pennsylvania and Ohio.

     Armco had trade orders on hand for its Other Steel and Fabricated Products segment of $38.6 million at December 31, 1994 and $73.0 million at December 31, 1993. The segment's backlog decreased in 1994 primarily as a result of the idling of the Mansfield and Dover facilities. While substantially all of the orders on hand at year-end 1994 are expected to be shipped in 1995, such orders, as is customary in these industries, are subject to modification, extension or cancellation.

Employees

     At December 31, 1994, Armco had approximately 5,500 employees in its continuing operations and approximately 1,500 employees in its insurance and
discontinued operations.   Most of Armco's domestic production and maintenance
employees are represented by international, national or independent local unions, although some operations are not unionized.

     Armco has agreements with the local unions at the specialty steel plants in Butler, Pennsylvania and Zanesville, Ohio which terminate September 30, 1996, and June 30, 1996, respectively. In June 1993, the United Steelworkers of America ("USWA") employees at Armco's Mansfield and Dover, Ohio plants ratified new six-year contracts, which became effective September 1, 1993. In the second half of 1994, the USWA employees and management at the Mansfield and Dover plants reached local agreements which provide for additional improvements in manning levels and work practices.

Competition

     Armco faces intense competition from within the domestic steel industry, from manufacturers of competing products other than steel, including aluminum, plastics, composites and ceramics, and from foreign steel producers as well as foreign producers of components and other products. Many of these foreign producers have lower labor costs and many are owned, controlled or subsidized by their respective governments. Their decisions with regard to production and sales may be influenced more by political and social considerations than prevailing market forces. Many foreign steel producers continue to ship into the United States market despite decreasing profit margins or losses. Depending on a number of market factors, including the strength of the dollar, import levels, and the effectiveness of our nation's trade laws, pricing of the Company's products could be adversely affected. Competition is based primarily on price, with factors such as reliability of supply, service and quality also being important in certain segments.

     Import penetration for stainless sheet and strip was 23.4% in 1994 compared to 23.9% in 1993. Import penetration of electrical steels was 20.3% in 1994 compared to 22.7% in 1993.

     In 1993, Armco, Allegheny Ludlum Corporation, the USWA and the independent unions at Armco's plants in Butler, Pennsylvania and Zanesville, Ohio filed a petition requesting that the U.S. government impose both antidumping and countervailing duties on imports of grain-oriented electrical steel from Italy. In addition, Allegheny Ludlum Corporation and the USWA petitioned the U.S. government to assess antidumping duties on imports of grain-oriented electrical steel from Japan. In 1994, the Department of Commerce announced a countervailing duty margin of 24.42% and anti-dumping duties of 60.79% on imports of oriented electrical steel from Italy, and an anti-dumping duty of 31.08% against Japan. Primarily as a result of the imposition of these duties, imports of oriented electrical steel from these countries were severely curtailed during the latter half of 1994 and Armco was able to improve its position in the market and maintain firmer prices. The foreign producers have filed appeals with the court of international trade.

     Control of unfairly traded foreign steel products was made more difficult when, in 1994, the U.S. government agreed to the General Agreement on Tariffs and Trade (or GATT). This agreement weakened existing U.S. trade laws by making it more difficult to win trade cases filed against foreign countries or companies believed to be unfairly selling in the U.S. marketplace.

     Competition is also presented by the so-called "mini-mills", which generally have smaller, non-unionized work-forces and are relatively free of many of the employer, environmental and other obligations that traditionally have burdened steel producers. Nucor Corporation, a mini-mill steel company, has announced its intention to enter the automotive chrome stainless steel business, with the addition of an argon-oxygen-decarburization (AOD) vessel at its Crawfordsville, Indiana melt shop. Production is scheduled to begin in the second quarter of 1995, with targeted shipments of 50,000 tons in 1995 and 100,000 tons in 1996. Nucor Corporation's entry will intensify competition in the automotive chrome stainless market, which totals about 400,000 tons per year. Armco is currently the leading U.S. producer of automotive chrome stainless steel.

Raw Materials and Energy Sources

     Raw material prices represent a major component of per ton production costs in the specialty steel industry. The principal raw materials used by Armco in the production of specialty steels are iron and steel scrap, molybdenum, chrome and nickel, and their ferroalloys, stainless steel scrap, silicon and zinc. These materials are purchased in the open market from various outside sources. Since much of this purchased raw material is not covered by long-term contracts, availability and price are subject to world market conditions. Chrome and nickel and certain other materials in mined alloy form can be acquired only from foreign sources, many of them located in developing countries that may be subject to unstable political and economic conditions that might disrupt supplies or affect the price of these materials. A significant portion of the chrome and nickel requirements, however, is obtained from stainless steel scrap rather than mined alloys. While certain raw materials have been in short supply from time to time, Armco currently is not experiencing and does not anticipate any problems obtaining appropriate materials in amounts sufficient to meet its production needs. Armco also uses large amounts of electricity and natural gas in the manufacture of its products. It is expected that such energy sources will continue to be reasonably available in the foreseeable future. Compliance with the Clean Air Act, as amended in November 1990, may increase the operating costs of the utilities providing services to Armco's facilities, and in turn may result in increased costs to Armco for utility services.

Environmental Matters

     Armco, in common with other United States manufacturers, is subject to various federal, state and local requirements for environmental controls relating to its operations. Armco has devoted, and will continue to devote, significant resources to control air and water pollutants, to dispose of wastes, and to remediate sites of past waste disposal. Armco estimates capital expenditures for pollution control in its manufacturing operations will be about $27 million for the years 1995-1998, with the largest expenditures being made in the Specialty Flat-Rolled Steel segment. Approximately $14 million is related to control of air pollution pursuant to regulations currently promulgated under the Clean Air Act, as amended, and corresponding state laws. These projections, which have been prepared internally and without independent engineering or other assistance, reflect Armco's current analysis of probable required capital projects for pollution control. During the period 1991 through 1994, Armco's capital expenditures for pollution control projects amounted to approximately $10 million including $7 million in 1994. Statutory and regulatory requirements in this area continue to evolve and, accordingly, the type and magnitude of expenditures may change.

     Armco has been named as a defendant, or identified as a potentially responsible party, in various governmental proceedings regarding cleanup of certain past waste disposal sites. Armco is also a defendant in various private lawsuits alleging property damage and personal injury from waste disposal sites. Joint and several liability could be imposed on Armco or other parties for these matters, thus, theoretically, one party could be held liable for all costs related to a site. While such governmental and private actions are being contested, the outcome of individual matters cannot be predicted with assurance. However, based on its experience with such cases and a review of current claims, Armco expects that in most cases any ultimate liability will be apportioned between Armco and other financially viable parties.

     From time to time, Armco has been and may be subject to penalties or other requirements as a result of administrative actions by regulatory agencies and to claims for indemnification for properties it has previously owned or leased. In addition, environmental exit costs may be incurred if Armco decides to dispose of additional properties. It is Armco's policy not to accrue such costs until a decision is made to dispose of a property.

     Based on current facts and circumstances known to Armco, Armco's experience with site remediation, an understanding of current environmental laws and regulations, environmental assessments, the existence of other financially viable parties, expected remediation methods and the years in which Armco is expected to make payments toward each remediation (which range from the current year to 30 years or more in the future), Armco believes that the ultimate liability for environmental remediation matters identified to date will not materially affect its consolidated financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments with respect to such matters could have a material effect on the results of operations of future interim or annual periods.

     Furthermore, the identification of additional sites, changes in known circumstances with respect to identified sites, the failure of other parties to contribute their share of remediation costs, decisions to dispose of additional properties and other changed circumstances may result in increased costs to Armco, which could have a material effect on its consolidated financial condition, liquidity and results of operations in future interim or annual periods. However, it is not possible to determine whether additional loss, due to changed circumstances, will occur or to reasonably estimate the amount or range of any potential additional loss.

     Statutes and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Armco operates. Although it cannot predict precisely how changes in environmental requirements will affect its businesses, Armco does not believe such requirements would affect its competitive position.

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

     Armco spent $14.6 million, $12.9 million and $24.0 million, respectively, on research in the years ended December 31, 1994, 1993 and 1992 (including $0.9 million, $3.9 million and $9.4 million, respectively, funded by affiliates, primarily ASC, which is no longer an affiliate, in 1993 and 1992).


Equity and Other Investments

Armco Steel Company, L.P.

     ASC was a joint venture limited partnership formed in 1989 by Armco and Kawasaki. With plants located in Middletown, Ohio and Ashland, Kentucky, ASC produced primarily high strength, low carbon flat-rolled steel. These products were supplied to the automotive, appliance and manufacturing markets, as well as to the construction industry and independent steel distributors and service centers.

     In April 1994, ASC completed an initial public offering and recapitalization. As part of this transaction, the business and assets of ASC were transferred to AK Steel. In the recapitalization, Armco received 1,023,987 shares, or 4.2%, of the AK Steel common stock and was released from certain obligations to make future cash payments to the former joint venture. The number of shares received and other terms of the restructuring and recapitalization were determined by arm's-length negotiations.

Armco Financial Services Group

     AFSG currently consists primarily of insurance companies that Armco intends to sell (the "AFSG companies to be sold") and companies that have ceased writing new business and are being liquidated (the "runoff companies").

     The AFSG companies to be sold provide multiple-line casualty insurance, including personal and commercial automobile, workers' compensation, homeowners, multiperil, personal and commercial property and general liability insurance, and consist primarily of Northwestern National Casualty Company ("NNCC"), Pacific National Insurance Company and Statesman Insurance Company ("Statesman").

     On January 28, 1994, Armco signed a letter of intent to sell its ongoing insurance operations to Vik Brothers Insurance, Inc., a privately owned property and casualty insurance holding company. On August 2, 1994, Armco and Vik Brothers signed a definitive agreement, subject to a number of conditions, including approvals by regulatory authorities. The sale is expected to close by April 7, 1995. Under the terms of the agreement, Armco would be paid approximately $65.0 million at closing and $15 million in three years, subject to potential adjustment for adverse experience in certain insurance reserves. As a result of restructuring certain obligations arising from the 1992 merger plan for the runoff companies, any proceeds from the sale are pledged as security for certain note obligations due to the runoff companies and would be retained in the investment portfolio of the AFSG runoff companies.

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

     The liability for unpaid losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liability is necessarily based on estimates and, while management believes that the amount is fairly stated, the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed and any adjustments resulting therefrom are reflected currently in the earnings of the AFSG companies to be sold. The liability for unpaid losses and loss adjustment expenses is not discounted.

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

     In December 1992, the Financial Accounting Standards Board issued SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The statement establishes the conditions required for a contract to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. The AFSG companies to be sold adopted SFAS No. 113 in 1993. Prior to the adoption of the new statement, assets and liabilities were reported net of the effects of reinsurance. Subsequent to the adoption of the new statement, ceded reinsurance balances due from unaffiliated insurers are reported separately as assets. Ceded reinsurance balances due from affiliated insurers continue to be reported in liabilities. As permitted by the statement, prior period financial statements have been restated.

     Loss and loss adjustment expense reserves are stated at management's estimate of the ultimate cost of settling all incurred but unpaid claims. Loss and loss adjustment expense reserves are not discounted.

     Activity with respect to loss and loss adjustment expense reserves for the last three years is as follows:

      RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
(Dollars in Thousands)                        1994        1993        1992
                                            --------    --------    --------
Liability for losses and LAE gross of
    reinsurance recoverables, at
    beginning of year                      $297,553    $284,309    $276,251

Reinsurance recoverables on unpaid
    losses and LAE, at beginning of year     26,644      18,352      16,975
                                           --------    --------    --------
Liability for losses and LAE, net of
    reinsurance recoverables, at
    beginning of year                       270,909     265,957     259,276
                                           --------    --------    --------
Add:

Provision for unpaid losses and
    LAE for claims occurring in the
    current year, net of reinsurance        169,406     171,834     185,225

Increase in estimated losses and LAE
    for claims occurring in prior
    years, net of reinsurance                   455       5,294      10,852
                                           --------    --------    --------
Incurred losses and LAE during the
    current year, net of reinsurance        169,861     177,128     196,077
                                           --------    --------    --------
Deduct losses and LAE payments for
    claims, net of reinsurance,
    occurring during:
            Current year                     72,636      73,529      82,288
             Prior years                     96,832      98,647     107,108
                                           --------    --------    --------
                                            169,468     172,176     189,396
Liability for unpaid losses and LAE,
    net of reinsurance recoverables,
    at end of year                          271,302     270,909     265,957

Reinsurance recoverables on unpaid
    losses and LAE, at end of year           37,121      26,644      18,352
                                           --------    --------    --------
Liability for unpaid losses and LAE,
    gross of reinsurance recoverables,
    at end of year                         $308,423    $297,553    $284,309
                                           ========    ========    ========

     The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities (Statutory reserve) to reserves determined in accordance with generally accepted accounting principles ("GAAP") at December 31, as follows:

(Dollars in Thousands)                        1994        1993        1992
                                            --------    --------    --------
Statutory reserve for losses and
    loss expenses                          $308,765     297,930    $291,832

Salvage and subrogation                        --          --        (7,523)

Postretirement and postemployment benefits     (342)       (377)       --
                                           --------    --------    --------
GAAP reserve for losses and loss expenses  $308,423    $297,553    $284,309
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

     Effective on January 1, 1993, the AFSG companies to be sold adopted Statement of Financial Accounting Standards ("SFAS") No. 106 and SFAS No. 112 pertaining to postretirement and postemployment benefits. The new accounting principles were adopted for both statutory and GAAP reporting purposes. However, certain differences exist between statutory and GAAP accounting principles that resulted in larger unallocated loss adjustment expense reserves for statutory reporting purposes.

     The following table presents a calendar year runoff of the reserve for losses and loss adjustment expenses for the years 1985 through 1994. The top line of the table shows the reserve for losses and loss adjustment expenses recorded as of December 31 for each of the indicated years. This reserve represents the estimated amount of losses and loss expenses for claims arising in all years that are unpaid at the balance sheet date, including losses and loss adjustment expenses that had been incurred but not yet reported. Each column shows the reserve amount at the indicated calendar year end and cumulative data on payments and the re-estimated reserves for all accident years making up that calendar year end reserve. The last entry for each calendar year in the lower section of the table represents the incurred loss and loss expense developed, subsequent to the balance sheet date, through 1994. The estimates are increased or decreased as more information concerning the frequency and severity of claims becomes available. The deficiency depicted for a given year is cumulative for that year and all prior years.

     The following table shows a $50 million deficiency in 1990 and a $36 million deficiency in 1991 on unpaid losses and LAE gross of reinsurance recoverables. The AFSG companies to be sold experienced a significant number of large losses in 1990 and 1991, predominantly in multi-peril and commercial auto. The deficiencies that occurred in 1990 and 1991 are a result of additional unprecedented developments on these large losses. In addition, approximately $13 million of the deficiency for 1990 pertains to additional development and reserve strengthening that occurred on the 1990 and prior accident year loss and loss expense reserves of Statesman, a company acquired in October 1990. The AFSG companies to be sold implemented new reserving procedures to improve the future adequacy of reserve levels.

     The AFSG companies to be sold limit the maximum net loss which can arise from large risks by reinsuring (ceding) certain levels of risks with other reinsurers. The table also shows the deficiency on net loss and loss expense reserves, which is significantly lower than the deficiency in the table above. Significant development on large losses exceeding the AFSG companies to be sold net retention during 1990 and 1991 resulted in a significantly smaller impact on reserve adequacy on a net of reinsurance basis.

(Dollars in Millions)
Year Ended       1985  1986  1987  1988  1989  1990  1991  1992  1993  1994
----------       ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Reserve for losses and
loss expenses     $37  $172  $179  $198  $215  $250  $276  $284  $298  $308

Cumulative amount paid as of:

One year later     19    63    61    60    79   109   114   102   102
Two years later    30   100    91    98   127   169   176   165
Three years later  37   119   114   124   157   209   221
Four years later   38   132   129   139   178   239
Five years later   40   142   138   153   196
Six years later    41   149   148   166
Seven years later  42   154   154
Eight years later  43   158
Nine years later   44
Ten years later

Reserve re-estimated as of:

End of Year        37   172   179   198   215   250   276   284   298   308
One year later     45   176   179   176   209   265   292   296   306
Two years later    47   181   160   175   215   278   305   296
Three years later  50   164   163   177v219   290   312
Four years later   45   168   165   180   226   300
Five years later   46   169   168   187   237
Six years later    45   170   173   196
Seven years later  45   175   178
Eight years later  48   180
Nine years later   49
Ten years later

Year Ended             1985  1986  1987  1988  1989  1990  1991  1992  1993  1994
----------             ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Cumulative redundancy
(deficiency) on unpaid
losses and LAE, gross
of reinsurance
recoverables           ($12)  ($8)   $1    $2  ($22) ($50) ($36) ($12)  ($8)  --

(Deficiency) redundancy
on ceded unpaid losses
and loss expenses        (5)  (12)   (7)  (10)  (12)  (19)  (16)  (11)   (8)  --
                         ---  ----   ---  ----  ----  ----   ---  ----   ---   --
(Deficiency) redundancy
net of reinsurance
recoverables            ($7)   $4    $8   $12  ($10) ($31) ($20)  ($1)  ($0)  --
                        ====   ==    ==   ===  ===== ===== =====  ====  ====  ==

     The table does not present accident or policy year development data which readers may be more accustomed to analyzing; therefore, analysis of the effect of loss and loss expense reserving on any particular accident year cannot be discerned. The table reflects adjustments to income in each year for all prior years. Conditions and trends that have affected development of the reserve in the past may not occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

     The runoff companies estimate that 60% of future claims will be paid in the next five years and that substantially all of the claims will be paid by the year 2017. The ultimate amount of the claims as well as the timing of the claims payments are estimated based on the annual review of loss reserves performed by the runoff companies' independent and consulting actuaries.
While there have been no charges recorded with respect to the runoff companies since 1990, in the future there may be further adverse developments with respect to the runoff companies, which, if not otherwise offset through favorable commutations or other actions, will require additional charges to income.

National-Oilwell

     Armco, through a wholly owned subsidiary, has a 50% partnership interest in National-Oilwell, which was formed in 1987 when Armco and USX Corporation each contributed their oil field equipment operations to National-Oilwell in exchange for equal interests in the new partnership. National-Oilwell is a distributor of oil country tubular goods, a manufacturer of drilling, production and other oil and gas equipment, and an operator of satellite repair and service centers and also operates a network of oil field supply stores throughout North America through which it distributes products to the oil and gas industries worldwide. National-Oilwell has operations in the United States, Canada, the United Kingdom, Venezuela, Australia and Singapore. National-Oilwell operates in a highly competitive environment. National-Oilwell is not considered a core business of Armco and, as such, Armco continues to consider various options with respect to its investment in this business.


ITEM 2.	PROPERTIES

     Armco owns and leases property primarily in the United States. This property includes manufacturing facilities, offices and undeveloped property. The locations of Armco's principal plants and materially important physical properties are described in ITEM 1. "BUSINESS" and are used by the Specialty Flat-Rolled Steel and Other Steel and Fabricated Product businesses. Armco believes that all its operating facilities are being adequately maintained and are in good operating condition.

     All of Armco's principal plants and properties are held in fee. Portions of the Houston plant, shutdown in 1983, are leased from the Gulf Coast Waste Disposal Authority (Texas). Armco has an option to purchase the leased facilities at the end of the lease period.


ITEM 3.     LEGAL PROCEEDINGS

     There are various claims pending against Armco and its subsidiaries involving product liability, patent, insurance arrangements, environmental, antitrust, hazardous waste, employee benefits and other matters arising out of the conduct of the business of Armco.

     Reserve Mining Litigation.  On July 17, 1992, Armco was sued in the
     -------------------------
United States District Court, District of Minnesota, Fifth Division, by a group of former salaried employees of Reserve Mining Company ("Reserve"), a joint venture between a subsidiary of Armco and LTV Corporation ("LTV") that produced iron ore pellets. The complaint in Adamson, et al. v. Armco alleges
                                             ------------------------
 that Armco is liable for certain unpaid welfare benefits, including vacation, severance, supplemental layoff, life insurance and health insurance benefits. While Armco cannot determine the possible exposure, if any, from this lawsuit, plaintiffs preliminarily calculated the benefits at about $12 million. On February 17, 1993, the Court dismissed state law, ERISA and fiduciary claims with prejudice and plaintiffs' independent fiduciary claims without prejudice. Plaintiffs filed an amended complaint, in response to which Armco filed a motion to dismiss. On October 22, 1993, the Court granted Armco's motion to dismiss in its entirety. On November 22, 1993, Plaintiffs filed a notice of appeal on the February 17 and October 22 decisions. The appeal was argued before the Eighth Circuit Court of Appeals on June 13, 1994. On January 5, 1995, the judgment of the District Court was affirmed by the Eighth Circuit Court of Appeals. Plaintiffs filed a Petition for Rehearing on February 1, 1995. On March 24, 1995, the Petition for Rehearing was denied by the Court.

     In August 1992, an action styled Warner, Donovan, et al. v. Armco Inc.
                                      -------------------------------------
was filed in the U.S. District Court, District of Minnesota by members of the United Steelworkers of America ("USWA")
who declined to participate in the USWA v. Armco settlement.  The complaint
                                   -------------------------
alleges breaches of the Basic Labor

Agreement, Supplemental Unemployment Benefit Plan, Insurance Agreement, Pension Agreement and Program of Hospital-Medical Benefits for Pensioners and Surviving Spouses and seeks an unspecified amount of damages. On February 17, 1993, the Court granted Armco's motion to dismiss plaintiffs' state law claims. The plaintiffs' claims based on the labor agreements remain pending. Plaintiffs filed an amended complaint, in response to which Armco filed a motion to dismiss certain claims therein. On October 22, 1993, the Court granted Armco's motion. On November 8, 1993, Armco filed an answer to the allegations in the amended complaint not subject to the motion to dismiss. Discovery is in progress.

     On April 25, 1994, an action entitled Larry B. Ricke, Trustee v. Armco
                                           --------------------------------
was filed in the United States District Court for the District of Minnesota by the Trustee appointed by the Pension Benefit Guaranty Corporation ("PBGC") for the purpose of recovering from Reserve assets to satisfy Reserve's liability for pension benefit entitlements which are in addition to those guaranteed by the PBGC. The complaint alleges that Armco is liable for the unfunded nonguaranteed benefits under the Pension Plan of Reserve in the amount of $9.2 million plus interest. The pension benefits which are the subject of this action were part of the class settlement of USWA v. Armco. Approximately
                                            -------------
fifteen hundred members of the class signed individual releases (19 members who did not are plaintiffs in Warner, Donovan, et al. v. Armco Inc.) releasing
                              -------------------------------------
Armco from all claims, liabilities, etc. based upon or which arise out of any Reserve Employee Pension Benefit Plan. Armco filed a Motion to Dismiss the complaint on the basis of said releases which the court denied on March 28, 1995. Armco is considering whether to pursue an appeal of this ruling.

     While Armco's management believes that it has substantial defenses against these Reserve-related claims, if these creditors and other Reserve creditors are successful in such claims, Armco could become liable for these and other Reserve nondebt obligations in an amount which could be substantial.

     Eastern Stockholder Litigation.  On or about March 13, 1995, an action
     -------------------------------
entitled Pension Benefit Guaranty Corporation vs. Armco Inc. and Eastern
         ----------------------------------------------------------------
Stainless Corporation was filed in the United States District Court for the
---------------------
Southern District of Ohio by the PBGC as a Class B shareholder of Eastern Stainless. The complaint is captioned as a shareholder derivative and class action on behalf of all Class B shareholders. The plaintiffs allege breach of fiduciary duty as well as certain other claims arising from Armco's status as a majority shareholder in Eastern Stainless. The damages are alleged to be in excess of $12 million. The Class B shares were redeemable by Eastern Stainless for $1 a share or approximately $13 million. On March 15, 1995, Eastern Stainless was dissolved without any shareholder distribution. Armco believes that it has substantial defenses available to it with respect to the complaint.

     CRS Litigation.  On October 31, 1990, a third-party complaint was served
     ---------------
on Armco in the Circuit Court of Montgomery County, Maryland by the owner of a
6.3 mile potable water tunnel designed by defendant, CRS Sirrine ("CRS") and its predecessor companies, and constructed by Armco and Clevecon Inc. ("Clevecon"). Armco built 3.4 miles of the tunnel; Clevecon built the remaining 2.9 miles. No portion of the tunnel, which was completed in early 1984, has ever been functional. Washington Suburban Sanitary Commission filed suit against CRS seeking damages in the amount of $200 million. CRS filed third-party complaints against Armco and Clevecon seeking damages to the extent of any liability of CRS attributable to Armco's or Clevecon's negligence or negligent misrepresentation in connection with the installation of the potable water tunnel and the third-party defendants' alleged defective workmanship in connection with the same. Armco's motion to dismiss or, in the alternative, for summary judgment was denied by the Court. CRS subsequently settled the claims against it by Washington Suburban Sanitary Commission and continued to prosecute its third-party claims against Armco and Clevecon.
Oral argument on Armco's re-filed summary judgment motion was held on January 3, 1994. The circuit court denied Armco's summary judgment motion and the case proceeded to trial. On January 28, 1994, a directed verdict was entered by the court in favor of Armco. On January 9, 1995, the Court of Special Appeals of Maryland affirmed, per curiam, Armco's directed verdict against
CRS.   CRS has petitioned the Maryland Court of Appeals (the state's highest court) for discretionary leave to appeal the judgment of the Court of Special Appeals and Armco has filed a response in opposition.

     Cornerstones Litigation.  An action was filed by Cornerstones Municipal
     ------------------------
Utility District ("Cornerstones") and William St. John, as representative of a class of owners of real property situated within Cornerstones, in the District Court of Harris County, Texas, in July 1989, alleging that Armco Construction Products supplied defective pipe for a sanitary sewer system in three residential subdivisions. The petition sought in excess of $40 million in damages. On May 29, 1991, plaintiffs filed a Third Amended Petition adding Kingsbridge Municipal Utility District ("Kingsbridge") and John Keplinger, as representative of a class of owners of real property situated within Kingsbridge, as additional plaintiffs. The residents of Kingsbridge made similar allegations and sought certification of the class of Kingsbridge homeowners in an effort to recover damages for an allegedly faulty sanitary sewer system in four residential subdivisions. The amended petition sought in excess of $40 million in damages on behalf of the Kingsbridge and the Cornerstones plaintiffs. On January 13, 1992, the Court granted Armco's Motion for Summary Judgment and dismissed all of the Cornerstones plaintiffs' claims on the basis of the statute of limitations. The plaintiffs appealed the decision to the Fourteenth Court of Appeals. On May 21, 1992, since defendants had not moved for summary judgment against Kingsbridge, the Court of Appeals dismissed Kingsbridge from the appeal. In January 1993, the Court of Appeals reversed the dismissal of the Cornerstones action and remanded it to the trial court. In May 1993, the Supreme Court of Texas granted Armco's application for leave to appeal the judgment of the Court of Appeals and heard argument on the matter on September 14, 1993. On November 24, 1993, the Supreme Court reversed the judgment of the Court of Appeals and remanded the case to the lower court for disposition of unaddressed issues. On remand, in an opinion filed on November 10, 1994, the Court of Appeals reinstated the trial court's grant of summary judgment in favor of Armco on the basis that the Cornerstones claims are barred by the statute of limitations. On December 8, 1994, the Court of Appeals denied plaintiffs' petition for rehearing. On March 1, 1995, the Cornerstones plaintiffs filed an application for writ of error to the Supreme Court of Texas. Armco is preparing a response in opposition. The Kingsbridge action remains pending before the trial court.

     In addition, there are three multiple-party homeowners actions which remain pending on behalf of property owners in the Cornerstones Municipal Utility District. The first of these actions, Vincent and Linda Adduci, et
                                               -----------------------------
al. v. Armco Steel Corporation, et al., was filed in the 127th District Court
--------------------------------------
of Harris County, Texas on or about April 3, 1992, by approximately 87 residents, including the lead plaintiffs, against the same defendants as in the Cornerstones case. On or about September 11, 1992, Harris W. Arthur and
    ------------
other plaintiff homeowners commenced a similar action, styled Harris W.
                                                              ---------
Arthur, et al. v. Monsanto Company, et al., in the 133rd Judicial District
------------------------------------------
Court of Harris County. On or about March 22, 1993, a third action, captioned William C. Irons, et al. v. Turner, Collie & Braden, Inc., et al., was filed
-----------------------------------------------------------------
in the 152nd Judicial District Court of Harris County by the lead plaintiff and approximately 100 additional residents. All three cases are substantially based upon the same theories as the Cornerstones case and were separately
                                    ------------
filed after an effort to have the Cornerstones complaints certified as a class
                                  ------------
action was denied by the court. These three actions each seek an unspecified amount of damages.

     Armco Chile Prodein, S.A. Litigation.  On or about November 15, 1991,
     -------------------------------------
Armco and Armco Chile Prodein, S.A. ("Armco Chile") were sued for damages in the United States District Court for the Southern District of Alabama by a maritime cargo carrier. The plaintiff's claims were based upon allegations of fraud, negligent misrepresentation, negligent interference with contractual relations and wrongful arrest. Plaintiff's allegations arose out of a series of transactions in which it was engaged by Armco Chile to transport fiberglass reinforced pipe from Jacksonville, Florida to Talcahuano, Chile. The plaintiff made three such shipments of pipe. After discovering damage to the first and second shipments of pipe, which defendants contended was due to negligence by plaintiff, Armco Chile arrested, pursuant to Chilean law, the vessel which plaintiff utilized to carry the third shipment of pipe. The plaintiff alleged, among other things, that the arrest was wrongful and that the alleged wrongful arrest resulted in such severe damage to the plaintiff's business interests and reputation that the plaintiff went out of business.
The plaintiff's experts claimed that the damages suffered by plaintiff range from $38 million to $47 million. Both Armco and Armco Chile filed motions for summary judgment. On January 25, 1993, the court granted summary judgment discharging Armco and subsequently denied plaintiff's motions for reconsideration of the summary judgment granted to Armco. On April 30, 1993, a jury verdict on plaintiff's wrongful arrest and lost profits claims was rendered in favor of the plaintiff and against Armco Chile in the amount of $10,500,000. Judgment on the verdict was entered by the Court on May 7, 1993. Thereafter, Armco Chile filed a motion seeking judgment as a matter of law or, alternatively, for a new trial. On October 12, 1993, finding that the jury's verdict on liability and damages was against the weight of the evidence, the trial court granted the defendant's post-trial motion, entering judgment in favor of Armco Chile against the plaintiff. The court also granted Armco's motion for a conditional new trial in the event the judgment was overturned on appeal. The plaintiff appealed this ruling to the Eleventh Circuit Court of Appeals. On September 12, 1994, the Eleventh Circuit Court of Appeals affirmed per curiam the ruling of the district court. The plaintiff filed a petition for rehearing en banc which was denied by the Eleventh Circuit of Appeals on November 14, 1994. The time for filing a petition for writ of certiorari to the U.S. Supreme Court has expired.

     Environmental Proceedings.  Some of Armco's operations are subject to
     --------------------------
consent orders or judgments under local, state or federal environmental laws and regulations which require Armco to comply with certain discharge standards and to add certain pollution abatement equipment. Armco has received a number of notices identifying Armco as a potentially responsible party under federal or state laws imposing liability for costs in connection with alleged releases of hazard substances from various waste treatment or disposal sites. It is routinely asserted that joint and several liability will be applied; thus, a single party could be held liable for all costs related to a site. However, Armco's experience has been that liability is usually apportioned on the basis of volume and/or toxicity of materials sent to a site. In many cases, Armco is one of several hundred parties. In a few instances, Armco is one of only a few parties or solely liable. In most instances, Armco expects that any ultimate liability will be apportioned between Armco and other financially
viable parties.   Armco has also received some claims for indemnification for properties it previously owned or leased. Armco intends to assert all meritorious legal and equitable defenses which are available to it with respect to environmental matters. See "Item 1- BUSINESS--Environmental Matters". The following paragraphs provide information about unresolved environmental matters that have been reported in previous 10-K or 10-Q filings and certain new matters.

     On July 31, 1989, the United States filed a civil action in the United States District Court for the Southern District of Texas, Houston Division, against 85 parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for cost recovery and injunctive relief associated with the French Limited Superfund site (the "French Limited Site") near Crosby, Texas. Concurrently, the United States government filed a Consent Decree requiring the defendants to reimburse the United States in the amount of $1.3 million, to pay certain future oversight costs and to undertake remedial action at the French Limited Site. The Decree was approved and entered by the court. The remedy outlined in the Decree has been implemented and remediation is expected to be complete in 1996. Armco's estimated remaining share of costs, which is fully accrued, is approximately $1.3 million.

     Armco was one of four remaining defendants in several class actions filed on behalf of residents near the French Limited Site; these actions were settled in late 1992 and dismissed with prejudice. Approximately 300 individuals who chose not to settle in the original actions were joined in the case, Rosa Ann Barrett, et al. v. Atlantic Richfield Company ("ARCO"), et al.,
      -----------------------------------------------------------------------
which was in the United States District Court for the Southern District of Texas, Houston Division ("Houston"). On June 20, 1994, the court granted summary judgment against all but two of the Barrett plaintiffs on the grounds
                                            -------
that they had not established a factual basis for their personal injury claims. Settlement of the claims of the two remaining plaintiffs subsequently was finalized, and Armco's share of the settlement was $1,356. On September 20, 1994, the court entered a final order denying plaintiffs' motion for rehearing or new trial and dismissing all of plaintiffs' claims in this case. The Barrett plaintiffs filed a notice of appeal on October 19, 1994. In
    -------
another case, which was filed in the Houston court, Rhonda Sills v. ARCO, et.
                                                    -------------------------
al., which also alleged personal injury, the court entered its order granting
---
summary judgment against the plaintiffs on October 17, 1994. Plaintiffs filed a notice of appeal on February 6, 1995. In the case styled John D. Bertling,
                                                            -----------------
et al. v. ARCO, et al., which was filed in the Houston Court in May 1994 and
----------------------
raised claims of business losses, Mr. Bertling has accepted a settlement offer made by Armco and two other defendants. Armco's share of the settlement is $4,244.36.

     Armco and Traverse Bay Area Intermediate School District ("TBA") entered into a Consent Decree with the State of Michigan in May 1994, resolving claims of contamination of TBA property. Under the Consent Decree, Armco paid $528,070 for past costs; and will pay 60% of additional state oversight costs as well as for part of the site remediation. Armco's share of the remediation cost is expected to be about $530,000.

     An action styled The United States of America, State of Maryland v.
                      --------------------------------------------------
Azrael, et al. v. Armco Steel Corporation, et al. was filed in the United
-------------------------------------------------
States District Court for the District of Maryland pursuant to Section 107 of CERCLA to recover monies expended by the United States and the State of Maryland in response to a release and threatened release (federal allegation) and an imminent and substantial danger to the public health or welfare presented by the release or substantial threat of release (state allegation) of hazardous substances from a waste disposal site at the intersection of Kane and Lombard Streets in Baltimore, Maryland. Armco was served with a third-party complaint on April 19, 1991. The third-party complaint alleges that Armco arranged for the disposal and/or treatment or arranged with a transporter for transport for disposal or treatment of hazardous waste to the Kane and Lombard site. A determination has not been made as to how much waste, if any, Armco sent to the site. Based on settlement discussions to date, Armco expects to settle the suit at an amount that is not material.

     On or about September 29, 1989, the United States filed a civil action in the United States District Court for the District of Minnesota under CERCLA for declaratory relief and cost recovery associated with the Arrowhead Refining Superfund site (the "Arrowhead Site") in Hermantown, Minnesota, naming Armco as a defendant. The current estimated cost to clean up the Arrowhead Site is about $20 million. Armco settled the case with the United States Environmental Protection Agency ("USEPA") and other potentially responsible parties (PRP's") for payment of $4,988,920 in November 1994 (which is in addition to $2.4 million Armco paid in prior years and credit for $2.5 million which was previously paid by LTV). Armco expects no further payment requirements for remediation of this site.

     On July 19, 1993, Armco received a request from USEPA under Section 3007 of the Resource Conservation and Recovery Act ("RCRA") for information as part of an ongoing investigation into compliance with a Consent Agreement and Final Order dated October 27, 1988, (the "Consent Order") relating to two inactive waste surface impoundments located at the former E.G. Smith plant in Cambridge, Ohio. Armco had sold the Flour City Cambridge, Ohio plant in February, 1993, but retained title to 21.5 acres of the Cambridge facility, including the surface impoundments. Armco submitted a revised closure plan for this site in September 1993. Armco has established reserves which it believes
will be adequate to cover the required closure.   The Department of Justice
notified Armco in March 1994 that it was prepared to file a complaint in this matter alleging that there was non-compliance with the Consent Order in about 1989 and 1990. A tentative settlement with the Department of Justice has been reached but a consent order implementing the settlement has not yet been negotiated. A penalty of $100,000 is expected; other costs are not expected to be material.

     In September 1992, National Supply Company, Inc., a wholly owned subsidiary of Armco ("National Supply") and a 50% general partner in National-Oilwell, received a letter from USEPA, which asserted that National Supply and/or National-Oilwell was a PRP under CERCLA with respect to the Odessa Drum Company, Inc. Superfund site located in Odessa, Ector County, Texas. Armco settled this matter for $119.

     Armco is one of four companies that are identified by the USEPA as PRP's at the Fultz Landfill Superfund site in Byesville, Ohio; Armco received the initial CERCLA information request about this site in 1985. USEPA's estimate for remediation costs is about $15 million. Armco is negotiating jointly with USEPA and the Department of Justice to settle its liability. The initial proposal from the Department of Justice was unacceptable to Armco and Armco is preparing a counter proposal. The outcome of negotiations or litigation can not be determined at this time, however, even if Armco were to have accepted the Department of Justice's initial proposal, the amount which would be expected to be paid out over the next several years would not be material to Armco.

     Armco received a unilateral order in September 1994 from USEPA to complete remediation of contaminated soil on certain property in New Boston, Ohio which had been sold to New Boston Industrial Corporation several years ago. Prior to the sale, the salvage contractor hired by the current owner (which was then occupying the property as a tenant) engaged in intentional conduct which resulted in contamination. Armco and the current owner have collected $825,000 on a $1 million performance bond which had been obtained to secure the contractor's performance. These funds were used for remediation and oversight of the cleanup. Armco is conducting the remaining cleanup which is estimated to cost about $5.2 million; all contaminated soil which had previously been excavated has been shipped off-site; additional soil samples will be taken to determine whether additional excavation is necessary. Armco is seeking contribution from other PRPs, but no estimate as to the amount of such contribution can be made at this time.

     In July of 1990, Eastern Stainless Corporation entered into a Consent Order with the Maryland Department of Environment to resolve a complaint alleging various violations of environmental requirements. This Order was followed by a voluntary Consent Judgment on April 17, 1992 and an amendment of the Consent Judgment in August of 1993. Pursuant to the Order and Judgment, Eastern Stainless spent a total of about $5.4 million in 1991 through 1994 on various pollution prevention projects. In addition, Eastern Stainless paid a $0.3 million penalty. Armco believes Eastern Stainless was in compliance with the Consent Judgment at the time Eastern Stainless was sold to Avesta Sheffield, Inc. By Court Order, dated March 10, 1995, Avesta was substituted for Eastern Stainless as the responsible party under the Consent Order, and Armco expects to have no further liability in regard to the Consent Judgment.

     On July 22, 1993, Armco received a request from the Kansas Department of Health and Environment ("KDHE") for information regarding a former Armco Construction Products Division plant located in Topeka, Kansas and now owned by Contech Construction Products, Inc. ("Contech"). Armco answered KDHE's information request in August 1993 and KDHE has indicated it will pursue Contech and two other parties regarding this matter. Armco is working with Contech to resolve any indemnification obligation Armco may have under the agreement conveying the property to Contech. Based on the type of contamination at issue and the presence of other potentially responsible parties, Armco does not believe its liability will be material.

     In December 1993, Armco and one other company received a notice of nonbinding preliminary allocation of proportionate responsibility from the Pennsylvania Department of Environmental Resources ("PADER") for the William Taylor Estate site. PADER has decided to conduct additional investigations at this site. Based on current information about type of contamination and the presence of other potentially responsible parties, Armco does not expect its liability to be material.

     On February 16, 1994, the Missouri Department of Natural Resources and the USEPA jointly issued a Part B permit to the Kansas City facility under RCRA. Armco petitioned the Environmental Appeals Board for review of most of such permit provisions. The appeal was resolved through negotiation. Armco is initiating the investigation and remediation required under the revised permit which was issued in November, 1994. Initial investigation costs may reach $1 million; there is not sufficient information regarding soil and groundwater conditions to reasonably estimate remediation costs at the present time.

     The Malitovsky Drum Superfund site in Pittsburgh, Pennsylvania, in which Armco was a named PRP was resolved through entry of a Consent Decree on February 21, 1995, in the U.S. District Court for the Western District of Pennsylvania. Armco had previously deposited $118,333 in a PRP trust fund as its share of liability in this matter. No further liability is anticipated for this matter.

     On January 18, 1994, Armco received a 104(e) request for information under CERCLA from USEPA regarding shipments to the Granville Solvents site in Ohio. In August 1994, USEPA entered into an Administrative Order on Consent ("AOC") with a number of potentially responsible parties at the Granville Solvents Site in Ohio. Armco did not sign the AOC because the terms were deemed unacceptable. Issues of particular concern were stipulated penalties for migration of contaminants, lack of specificity as to what remediation would be required at the site and lack of a meaningful procedure to resolve disputes between the parties and USEPA. Four of the signatories to the AOC, who claim to have an assignment of rights by other companies who signed the AOC, initiated a contribution action on September 9, 1994, in the U.S. District Court for the Southern District of Ohio against all the potentially responsible parties, including Armco, who did not sign the AOC. Armco made a settlement offer to all the AOC signatories under which Armco would pay about 15% of remediation costs, which are currently estimated at $5 million. This offer was rejected by the plaintiffs and has been withdrawn. A scheduling order for discovery is being developed.

     On February 27, 1995, the Ohio Environmental Protection Agency issued a Notice of Violation ("NOV") to Armco's Zanesville, Ohio facility alleging noncompliance with both a 1993 Order and various state regulations regarding hazardous waste management. Armco is reviewing the NOV, implementing appropriate corrective measures and preparing a response. No proposed penalties were included in the NOV and Armco cannot reasonably estimate potential penalties based on current information.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of Armco during the fourth quarter of the year ended December 31, 1994.

Executive Officers of Armco

     The executive officers of Armco as of March 15, 1995, were as follows*:

                                                                        Years
                 Age as of                              Tenure in    of Service
Name            March 15, 1995        Office             Office (1)  with Armco
----            --------------        ------            -----------  ----------
James F. Will         56         President and              1994          3
                                 Chief Executive Officer

James L. Bertsch      51         Vice President and         1989         29
                                 Treasurer

John B. Corey         51         Vice President -           1994         16
                                 Asset Management and
                                 Strategic Planning (2)

David G. Harmer       51         Vice President and         1993          2
                                 Chief Financial Officer

David A. Higbee       52         Vice President -           1994         29
                                 Diversified Businesses

Gary R. Hildreth      56         Vice President, General    1993         24
                                 Counsel and Secretary

Peter G. Leemputte    37         Vice President and         1993          2
                                 Controller (3)

*Mr. Robert M. Visokey, Executive Vice President - Steel Operations died on March 14, 1995.

-------------------------


(1) All officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified. Each of the officers named above has held responsible positions with Armco or its subsidiaries during the past five years, with the exceptions of Messrs. Will, Harmer, Leemputte and Higbee. Immediately prior to joining Armco, Mr. Will was President and Chief Executive Officer of Cyclops Industries, Inc. (a manufacturer of flat-rolled carbon and stainless steel products). Mr. Harmer was Vice President and Controller of FMC Corporation (a broad-based chemicals and manufacturing company). Mr. Leemputte was project manager for Gemini Consulting (specializing in the development and application of leading edge business concepts and practices). Prior to that, Mr. Leemputte held various controlling positions at FMC Corporation. Mr. Higbee was President of National-Oilwell.

(2) Effective March 1, 1995, Mr. Corey was named Vice President - Asset Management and Strategic Planning. He had previously been Vice President - Asset Management and Business Development since March 1, 1994.

(3) Effective March 1, 1995, Mr. Leemputte was named Vice President and Controller. He had previously been Controller since September 1, 1993.

                                    PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference from pages 38, 45 and 48 of the Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 6.     SELECTED FINANCIAL DATA

(In millions, except per share amounts)
                                      1994      1993      1992 (2)  1991      1990
                                    --------  --------  --------  --------  --------
Net sales                          $1,437.6  $1,664.0  $1,673.2  $1,204.0  $1,342.3
Special charges - net (3)             (35.0)   (165.5)   (185.1)    (48.7)     --
Income (loss) from continuing
    operations                         77.7    (256.2)   (419.3)   (160.6)    (75.8)
Income (loss) from continuing
    operations per common share        0.57     (2.64)    (4.35)    (1.91)    (0.95)
Total assets (4)                    1,934.9   1,904.7   1,869.9   1,765.0   2,182.6
Long-term debt and lease
    obligations                       363.8     379.7     401.0     350.7     354.2
Long-term employee benefit
    obligations (4)                 1,255.3   1,270.9     541.6     362.3     352.3
Class B common stock of
    subsidiary (5)                     --         9.7       9.3      --        --
Cash dividends declared per
    common share                       --         --        --       --         .40

-------------------------------


(1) The information in this Item should be read in conjunction with Armco's financial statements and the notes thereto, which are incorporated by reference in Item 8.

(2) In April 1992, Armco acquired Cyclops Industries, Inc. in a transaction accounted for as a purchase.

(3) Special charges - net primarily relate to the shutdown, sale and/or rationalization of operating facilities.


(4) In 1993, Armco adopted SFAS Nos. 106 and 109 which increased long-term employee benefits and total assets.

(5) The Class B common stock was issued by Eastern Stainless prior to Armco's acquisition of this 84%-owned former subsidiary of Cyclops Industries, Inc. In 1994, Eastern Stainless was identified for sale, and as a result, Armco ceased to include Eastern Stainless in its consolidation. The sale of Eastern Stainless was completed on March 14, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference from pages 12-22 following the caption "Management's Discussion and Analysis" of the Consolidated Financial Statements in the Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The information required by this Item is incorporated herein by reference from pages 23-43 of the Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to executive officers of Armco is contained in Part I of this report under "Executive Officers of Armco" and is incorporated herein by reference. The information required as to directors is incorporated herein by reference from the information set forth under the caption "ELECTION OF DIRECTORS" in the registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").


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


     A.  Financial Statements and Financial Statement Schedules          Page

1.     Statement of Consolidated Operations for the Years Ended
       December 31, 1994, 1993 and 1992                                    *

2.     Statement of Consolidated Financial Position as of December 31,
       1994 and 1993                                                       *

3.     Statement of Consolidated Cash Flows for the Years Ended
       December 31, 1994, 1993 and 1992                                    *

4.     Notes to Financial Statements                                       *

5.     Independent Auditors' Report                                        *

6.     Independent Auditors' Report                                       26

7.     Financial Statement Schedule for the Years Ended
       December 31, 1994, 1993 and 1992

       II-- Valuation and Qualifying Accounts                             27

8.     Responsibility for Financial Reporting                              *

9.     National-Oilwell Consolidated Financial Statements
       and Financial Statement Schedules as of
       December 31, 1994 and 1993 and for
       the years ended December 31, 1994, 1993 and 1992              28 - 43

10.     Armco Financial Services Group companies to be sold
       Consolidated Financial Statements and Financial Statement
       Schedules as of December 31, 1994 and 1993 and for
       the years ended December 31, 1994, 1993 and 1992              44 - 72

---------------

* Incorporated in this annual report on Form 10-K by reference to pages 23-43 of the Annual Report to Shareholders for the year ended December 31, 1994.

Financial Statements and Financial Statement Schedules Omitted

     The financial statements and financial statement schedules for Armco Inc. and consolidated subsidiaries, and for Armco Financial Services Group companies to be sold and National-Oilwell, other than those listed above, are omitted because of the absence of conditions under which they are required, or because the information is set forth in the notes to financial statements.

     B.     Exhibits

     The following is an index of the exhibits included in the Form 10-K Annual Report.

3(a).  Articles of Incorporation of Armco Inc., as amended as of May 12, 1993
(1)

3(b).  Regulations of Armco Inc. (2)

4. Armco hereby agrees to furnish to the Securities and Exchange Commission, upon its request, a copy of each instrument defining the rights of holders of long-term debt of Armco and its subsidiaries, omitted pursuant to
Item 601(b)(4)(iii) of Regulation S-K.

10(a).     Deferred Compensation Plan for Directors*

10(b).     1993 Long-Term Incentive Plan of Armco Inc. (3)*

10(c).     Severance Agreements (4)*

10(d).     1988 Restricted Stock Plan (5)*

10(e).     Executive Supplemental Deferred Compensation Plan Trust (6)*

10(f).     Executive Supplemental Deferred Compensation Plan (7)*

10(g).     Pension Plan for Outside Directors (8)*

10(h).     Rights Agreement dated as of June 27, 1986 between Armco Inc. and
Fifth Third Bank, as successor to Harris Trust and Savings Bank, as amended as of June 24, 1988 (9)

10(i).     Key Management Severance Policy (10)*

10(j).     Minimum Pension Plan (11)*

10(k).     Stainless Steel Toll Rolling Services Agreement (12)

10(l)      Equity Exchange Agreement (13)

10(m)      Stock Purchase Agreement among Armco Inc., Armco Financial Services
Corporation and Vik Brothers Insurance, Inc. (14)

10(n)      Asset Sale Agreement By and Among Armco Inc., Eastern Stainless
Corporation, Avesta Sheffield East, Inc. and Avesta Sheffield Holding Co. dated as of February 9, 1995 (15)

11.      Computation of Income (Loss) Per Share

13. Annual Report to Shareholders for the year ended December 31, 1994. (Filed for information only, except for those portions that are specifically incorporated in this Form 10-K Annual Report for the year ended December 31, 1994.)

21.      List of subsidiaries of Armco Inc.

23.      Independent Auditors' Consents

27.      Financial Data Schedule

28.      Schedule P - Analysis of Losses and Loss Expenses

99.      Description of Armco Capital Stock

     The annual reports (Form 11-K) for the year ended December 31, 1994 for the Armco Inc. Retirement and Savings Plan and the Armco Inc. Thrift Plan for Hourly Employees will be filed by amendment as exhibits hereto, as permitted under Rule 15d-21.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form 10-K pursuant to Item 14(c) of Form 10-K.
______________________

(1) Incorporated by reference from Exhibit 4.2 to Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(2) Incorporated by reference from Exhibit 3.2 to Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(3) Incorporated by reference from Exhibit 10 to Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(4) Incorporated by reference from Exhibit 10(a) to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (SEC File No. 001-00873).

(5) Incorporated by reference from Exhibit 10(i) to Armco's Annual Report on Form 10-K for the year ended December 31, 1988 (SEC File No. 001-00873).

(6) Incorporated by reference from Exhibit 10(b) to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (SEC File No. 001-00873).

(7) Incorporated by reference from Exhibit 10(c) to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (SEC File No. 001-00873).

(8) Incorporated by reference from Exhibit 10(p) to Armco's Annual Report on Form 10-K for the year ended December 31, 1989 (SEC File No. 001-00873).

(9) Incorporated by reference from Exhibit 1 to Armco's Form 8-A dated July 7, 1986 and Exhibit 1.1 to Armco's Form 8 dated July 11, 1988 (SEC File No. 001-00873).

(10) Incorporated by reference from Exhibit 10(p) to Armco's Annual Report on Form 10-K for the year ended December 31, 1990.

(11) Incorporated by reference from Exhibit 10(r) to Armco's Annual Report on Form 10-K for the year ended December 31, 1991.

(12) Incorporated by reference from Exhibit 10(s) to Armco's Annual Report on Form 10-K for the year ended December 31, 1993.

(13) Incorporated by reference from Exhibit 2 to Armco's Form 8-K dated April 7, 1994.

(14) Incorporated by reference from Exhibit 10 to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(15) Incorporated by reference from Exhibit 2 to Armco's Form 8-K dated March 14, 1995.


------------------



II.   Reports on Form 8-K

      The following reports on Form 8-K were filed by Armco since September 30, 1994:

          Report Date                 Description
          -----------                 -----------
      October 3, 1994     Reporting that Armco, Eastern Stainless, an 84%-
                          owned subsidiary of Armco, and Avesta Sheffield reached an agreement in principle for the sale of all of the assets of Eastern Stainless to Avesta
                          Sheffield for cash and the assumption of certain liabilities.

      March 14, 1995      Reporting that on March 14, 1995, Armco, Eastern
                          Stainless, an 84%-owned subsidiary of Armco, and Avesta Sheffield completed the sale of substantially all of the assets of Eastern Stainless to Avesta
                          Sheffield and providing pro forma financial information with respect to the sale. Also reporting that a minority shareholder of Eastern
                          Stainless filed a complaint against Armco and Eastern Stainless seeking various relief based upon Armco's relationship with Eastern Stainless.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 1995.


                                          ARMCO INC.


                                          By       JAMES F. WILL
                                          -------------------------------
                                                   James F. Will
                                                   President and
                                              Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 1995.


By       JAMES F. WILL                    By       PAUL H. HENSON
-------------------------------           -------------------------------
         James F. Will                             Paul H. Henson
          President,                                 Director
    Chief Executive Officer
         and Director


By       DAVID G. HARMER                  By
-------------------------------           -------------------------------
         David G. Harmer                           John H. Ladish
       Vice President and                            Director
      Chief Financial Officer


By       PETER G. LEEMPUTTE               By       BRUCE E. ROBBINS
-------------------------------           -------------------------------
         Peter G. Leemputte                        Bruce E. Robbins
   Vice President and Controller                     Director


By                                        By       BURNELL R. ROBERTS
-------------------------------           -------------------------------
         John J. Burns, Jr.                        Burnell R. Roberts
           Director                                  Director


By       DAVID A. DUKE                    By       JOHN D. TURNER
-------------------------------           -------------------------------
         David A. Duke                             John D. Turner
           Director                                  Director


By       JOHN C. HALEY
-------------------------------
         John C. Haley
           Director

INDEPENDENT AUDITORS' REPORT

Armco Inc.:

We have audited the consolidated financial statements of Armco Inc. and consolidated subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 3, 1995, which report includes an explanatory paragraph for changes in Armco Inc.'s methods of accounting for postretirement benefits other than pensions, income taxes, certain investments in debt and equity securities, and postemployment benefits; such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Armco Inc. and consolidated subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 3, 1995



SCHEDULE II
                          ARMCO INC. AND CONSOLIDATED SUBSIDIARIES
                             VALUATION AND QUALIFYING ACCOUNTS
                                   (Dollars in Millions)
==========================================================================================
        Column A             Column B      Column C    Column D                Column E
------------------------------------------------------------------------------------------
                                                       Deductions
                                                      from Reserves
                                           Additions  for Purposes
                              Balance at   Charged to   for which
                              Beginning    Costs and  Reserves were   Other   Balance at
       Description             of Year     Expenses     Provided     Changes  End of Year
------------------------------------------------------------------------------------------
For the Year Ended December 31, 1992:
Allowance for doubtful accounts $11.9        $0.8        $10.6      $(0.1)(A)     $5.1
                                                                      3.1 (B)


Allowance for impairment of
  investments..................  31.7         0.6          5.0        1.0         28.3

------------------------------------------------------------------------------------------
For the Year Ended December 31, 1993:

Allowance for doubtful accounts $ 5.1        $0.3         $0.8      $(0.6)(B)     $4.0

Allowance for impairment of
  investments..................  28.3         --           0.4       (7.9)(B)     20.0

------------------------------------------------------------------------------------------
For the Year Ended December 31, 1994:

Allowance for doubtful accounts $4.0         $0.8         $0.4      $(0.3)(B)     $4.1

Allowance for impairment of
  investments.................  20.0          0.1          1.4	        --           8.7

------------------------------------------------------------------------------------------

NOTES:

(A)  Represents foreign currency translation adjustment and reclassifications.
(B)  Net balances of consolidated subsidiaries purchased (divested).

                                            27





[LOGO]ERNST & YOUNG LLP         *One Houston Center      *Phone:  713 750 1500
                                 Suite 2400                       713 750 1501
                                 1221 McKinney Street
                                 Houston, Texas 77010-2007


                        Report of Independent Auditors
                        ------------------------------

Partners
National-Oilwell


We have audited the accompanying consolidated balance sheets of National-Oilwell and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National-Oilwell and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                                   /s/ ERNST & YOUNG LLP

January 26, 1995

                               NATIONAL-OILWELL
                         CONSOLIDATED BALANCE SHEETS
                                                             December 31,
                                                        --------------------
                                                          1994        1993.
                                                       ---------    ---------
ASSETS

Current assets:
   Cash and cash equivalents                           $  9,418     $  6,016
   Trade receivables, less allowance for doubtful
     accounts of $ 1,023 for 1994 and $3,048 for
     1993                                                97,425       99,312
   Inventories (Note 3)                                 124,096      153,059
   Receivable from owners, net (Note 11)                    847          763
   Other receivables                                      4,096        3,400
   Prepaid expenses                                       2,444        4,036
   Assets held for sale, net                              1,675       29,874
                                                       ---------    ---------
Total current assets                                    240,001      296,460

Property, plant, and equipment, net (Note 4)             22,397       35,472

Deferred taxes (Note 9)                                   1,959        3,016

Other assets                                              3,947        8,531
                                                       ---------    ---------

Total assets                                           $268,304     $343,479
                                                       =========    =========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Cash overdrafts                                     $  9,846     $  8,751
   Notes payable (Note 5)                                  -0-        56,816
   Accounts payable-trade                                50,494       43,000
   Deferred credits                                       1,506        3,288
   Accrued salaries and wages                             4,492        4,076
   Other accrued liabilities                             21,853       25,787
                                                       ---------    ---------
Total current liabilities                                88,191      141,718

Long-term debt (Note 5)                                    -0-        13,000

Employee benefit obligations                              4,958        4,945
Insurance accruals                                        8,524        8,463
Other liabilities                                         4,743        4,677
                                                       ---------    ---------
Total liabilities                                       106,416      172,803

Commitments and contingencies (Note 6)

Partners' capital:
   Owners capital                                       169,784      176,904
   Cumulative foreign currency translation adjustment    (7,896)      (6,228)
                                                       ---------    ---------
Total partners' capital                                 161,888      170,676
                                                       ---------    ---------
Total liabilities and partners' capital                $268,304     $343,479
                                                       =========    =========

        The accompanying notes are an integral part of these statements.

                               NATIONAL-OILWELL
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                               -------------------------------
                                                  1994       1993       1992
                                               ---------- ---------- ---------
                                                       ($ in thousands)
Net Revenues                                   $562,053   $627,281   $569,911

Cost of Revenues                                482,423    547,401    509,306
                                               ---------- ---------- ---------
Gross Profit                                     79,630     79,880     60,605

Selling, general, and administrative expenses    55,109     66,021     72,160
Other operating expenses                          9,313     13,370     14,783
Special charges/(credits)(Note 10)              (13,916)     8,565      5,200
                                               ---------- ---------- ---------
Operating Income/(Loss)                          29,124     (8,076)   (31,538)

Interest expense and other financial costs       (5,777)    (8,277)    (5,924)
Interest income                                   1,046      1,001      1,134
Other-income (expense)                              528       (240)       941
                                               ---------- ---------- ---------
Income/(Loss) Before Income Taxes and
   Cumulative Effect of Changes In Accounting
   Principles                                    24,921    (15,592)   (35,387)

Foreign income taxes (Note 9)
     Current                                        132        978        475
     Deferred                                       909        893        401
                                               ---------- ---------- ---------
              Provision for income taxes          1,041      1,871        876
                                               ---------- ---------- ---------
Income/(Loss) Before Cumulative Effect of
   Changes in Accounting Principles              23,880    (17,463)   (36,263)

Cumulative effect of changes in accounting
   principles on years prior to 1992
   (Notes 8 and 9)                                 -0-        -0-       1,136
                                               ---------- ---------- ---------
Net Income/(Loss)                              $ 23,880   $(17,463)  $(35,127)
                                               ========== ========== =========

         The accompanying notes are an integral part of these statements.


                             NATIONAL-OILWELL
               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


                                                     Cumulative
                                                      Foreign
                                                      Currency         Total
                                        Partners'   Translation      Partners'
                                         Capital     Adjustment       Capital
                                        ---------    ---------       ---------
                                                 ($ in  thousands)

Balance at December 31,1991             $229,494     $  6,260        $235,754
     Net loss                            (35,127)        -0-          (35,127)
     Translation adjustment                 -0-        (8,081)         (8,081)
                                        ---------    ---------       ---------
Balance at December 31, 1992             194,367       (1,821)        192,546
    Net loss                             (17,463)        -0-          (17,463)
    Translation adjustment                  -0-        (4,407)         (4,407)
                                        ---------    ---------       ---------
Balance at December 31, 1993             176,904       (6,228)        170,676
    Net income                            23,880         -0-           23,880
    Translation adjustment                  -0-        (1,668)         (1,668)
    Cash distribution                    (31,000)        -0-          (31,000)
                                        ---------    ---------       ---------
Balance at December 31, 1994            $169,784     $ (7,896)       $161,888
                                        =========    =========       =========

      The accompanying notes are an integral part of these statements.

                              NATIONAL-OILWELL
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                  1994       1993       1992
                                               -------- ---------- ---------
                                                        ($ in thousands)

Cash flow from operating activities:
   Net income(loss)                           $  23,880  $ (17,463) $ (35,127)
   Adjustments to reconcile net income/
      (loss) to net cash provided (used) by
      operating activities:
       Depreciation and amortization              6,027     10,721     12,233
       Provision for losses on accounts receivable  545      1,237        465
       Provision for deferred income taxes          909        893        401
       (Gain) loss on sale of property, plant,
         and equipment                             (910)      (867)       207
       Foreign currency transaction (gain) loss      54        160       (905)
       Cumulative effect of changes in
         accounting principles                     -0-        -0-      (1,136)
       Special charges/(credits)                (13,916)     8,565      5,200
   Changes in operating assets and liabilities:
        Decrease (increase) in receivables          491     (5,245)     8,447
        Decrease in inventories                  12,483     19,558     46,232
        Decrease (increase) in other assets       4,287     (3,453)    (1,197)
        Increase (decrease) in accounts payable   7,614    (21,423)     3,068
        Decrease in other liabilities            (3,913)    (7,172)    (5,253)
                                               -------- ---------- ----------
   Net cash provided (used) by operating
      activities                                 37,551    (14,489)    32,635

Cash flow from investing activities:
       Purchases of property, plan and
         equipment                               (3,604)    (1,967)    (4,941)
       Proceeds from sales of property,
         plant and equipment                      1,731      4,947        626
       Proceeds from sales of product lines      69,821       -0-        -0-
       Other investments                            251       (108)      (609)
                                               -------- ---------- ----------
   Net  cash provided (used) by
      investing activities                       68,199      2,872     (4,924)
Cash flow from financing activities:
       Proceeds from revolving lines of
         credit and long-term debt               54,503     64,386    101,148
       Principal payments on revolving lines
         of credit and long-term debt          (124,345)   (51,052)  (138,969)
       Principal payments under capital
         lease obligations                         (911)      (996)      (862)
       Cash distribution to partners            (31,000)      -0-        -0-
                                               -------- ---------- ----------
   Net cash (used) provided by financing
      activities                               (101,753)    12,338    (38,683)

Effect of exchange rate changes on cash - loss     (595)      (154)      (782)
                                               -------- ---------- ----------
Increase (decrease) in cash and equivalents       3,402        567    (11,754)

Cash and cash equivalents at beginning of year    6,016      5,449     17,203
                                               -------- ---------- ----------
Cash and cash equivalents at end of year      $   9,418 $    6,016 $    5,449
                                               ======== ========== ==========

      The accompanying notes are an integral part of these statements.

                               NATIONAL-OILWELL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1994

1.  Organization and Basis of Presentation

National-Oilwell ("Company") is a partnership organized under the laws of Delaware. The partnership was formed in April 1987 to consolidate the oilfield manufacturing and distribution operations of Armco Inc. ("Armco") and USX Corporation ("USX"). National-Oilwell is a general partnership between National Supply Company, Inc., a wholly-owned subsidiary of Armco and Oilwell, Inc., a wholly-owned subsidiary of USX. Each of the partners has a 50% interest in the partnership. All references to the Company in these financial statements are synonymous with National-Oilwell as previously described.

The Company distributes an extensive line of oilfield supplies, oilfield equipment and tubular products and designs and manufactures a variety of oilfield equipment for use in oil and gas drilling, completion and production activities. The Oilfield Distribution segment is comprised of the Distribution Services and Tubular Distribution business units. This segment distributes products through a large network of oilfield supply stores and also procures and distributes oil country tubular goods manufactured by third parties. The Oilfield Equipment segment consists of the Drilling Systems and Equipment and Pumping Systems business units. This segment designs and manufactures drilling equipment, marine equipment, and an extensive line of pumps used in a variety of oil and gas and industrial applications.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Substantially all of the Company's subsidiaries have elected a December 31 year-end. All significant intercompany transactions and balances have been eliminated in consolidation.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements which extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items.

Inventories

Inventories consist of (a) standardized oilfield products and oil country tubular goods, (b) manufactured equipment and (c) spare parts for the manufactured equipment. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost method of valuing inventories.

Foreign Currency

The functional currency for the Company's Canadian, United Kingdom, Australian and Venezuelan subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in cumulative foreign currency translation adjustment in partners' equity. The U.S. dollar is used as the functional currency for the Singapore subsidiary. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income.

                               NATIONAL-OILWELL

Concentration of Credit Risk

The Company grants credit to its customers which are primarily in the oil and gas industry. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. Receivables are generally due within 30 days. The Company maintains reserves for potential losses and such losses have consistently been within management's expectations.

Income Taxes

The Company provides for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company made income tax payments of $557,000, $392,000 and $573,000 during the years ended December 31, 1994, 1993 and 1992, respectively.

Revenue Recognition

Revenue from the sale of products is recognized upon passage of title to the customer, which in most cases coincides with shipment of the related products.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments. Cash equivalents include only those investments having a maturity of three months or less at the time of purchase. The book values of these financial instruments are considered to be representative of their respective fair values. See Note 5 for the terms and carrying values of the Company's various debt instruments.

Research and Development Costs

Research and development costs are expensed as incurred. During 1994, 1993 and 1992, research and development costs were $579,000, $1,115,000, and $2,077,000, respectively.

Reclassifications

Certain amounts from the prior year financial statements have been reclassified to conform with the 1994 presentation.

3.  Inventories

    Inventories consist of:

                                           December 31,
                                     ---------------------
                                       1994         1993
                                   ---------    ---------
                                         (In thousands)
    Raw Materials and Supplies      $ 12,486     $ 23,016
    Work in Process                    5,112       12,855
    Finished Goods                   106,498      117,188
                                   ---------    ---------
    Total                           $124,096     $153,059
                                   ---------    ---------

Foreign inventories are approximately 20% of total inventories at December 31, 1994 and 1993.

                             NATIONAL-OILWELL

4.  Property, Plant, and Equipment

    Property, plant, and equipment consist of:

                                                         December 31,
                                                      -----------------
                                                       1994        1993
                                                     -------     -------
                                                        (In thousands)
    Land and improvements                           $  5,718    $  7,755
    Buildings                                         10,772      14,820
    Machinery and equipment                           53,886      83,157
    Other, including computer equipment and
      furniture and fixtures                          21,366      24,128
                                                     -------     -------
    Total                                             91,742     129,860
    Less accumulated depreciation and amortization   (69,345)    (94,388)
                                                     -------     -------
    Net                                             $ 22,397    $ 35,472
                                                     -------     -------

Equipment included in gross assets acquired under capital leases totaled -0-at December 31, 1994 and $3,379,000 at December 31, 1993. Related amortization included in the accumulated depreciation and amortization balance totaled -0-, and $2,105,000 at December 31, 1994 and 1993, respectively.

5.  Notes Payable

At December 31, 1994, the Company had bank lines of credit totaling approximately $50 million, of which $20 million had been utilized for letters of credit with no loans outstanding. The primary revolving credit agreement (the Credit Agreement) expires in March 1995 and is secured by inventory, receivables, property, plant and equipment, and the stock of the Company's subsidiaries. The Credit Agreement contains certain financial covenants relative to net worth, leverage ratio, working capital and cash flow. The Company has complied with all covenants. A weekly borrowing base formula is used to determine credit availability. The interest rate in the Credit Agreement fluctuates with short-term interest rates. The interest rate in effect at December 31, 1994 was 10.25%. A commitment fee of 1/2% per annum is charged on the unused portion of the Credit Agreement. The weighted average interest rate was approximately 8.5% and 8.0% for 1994 and 1993, respectively. Interest paid was $3,444,000 during 1994, $3,693,000 during 1993 and $4,943,000 during 1992.

During the year, the Credit Agreement was amended to allow for the sale of certain production equipment product lines with the resultant adjustments to the financial covenants. Other amendments and consents were processed during the year as appropriate.

The Company is currently negotiating a new revolving credit facility (the "Revolver"). The Revolver is expected to consist of a three-year nonamortizing credit facility which includes a sub-facility for issuance of letters of credit.

In October 1994, the Company paid all outstanding principal and interest due to the Company's two owners relative to each of their $6,500,000 subordinated notes due March 1995.

                             NATIONAL-OILWELL

6.  Commitments and Contingencies

Commitments

The Company leases land, buildings and storage facilities, vehicles, and data processing equipment under operating leases extending through the year 2004. The Company's annual lease commitments for operating leases at December 31, 1994 were as follows:

                                                    Operating
                                                     Leases
                                                     -------
                                                  (In thousands)
    1995                                             $ 6,850
    1996                                               4,944
    1997                                               3,557
    1998                                               2,569
    1999                                               1,003
    Thereafter                                         6,646
                                                     -------
      Total                                          $25,569
                                                     -------

Rent expense for the years ended December 31, 1994, 1993 and 1992 was $8,691,000, $10,372,000 and $11,325,000, respectively.

Contingencies

The Company is the subject of, or a party to, various claims, regulatory agency audits, and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 1994 cannot be determined; however, in the opinion of management, any ultimate liability resulting, to the extent not otherwise provided for, should not materially affect the financial position, liquidity, or results of operations of the Company.

7.  Pension Plans

The Company and its consolidated subsidiaries have several pension plans covering substantially all of its employees. The two largest are considered defined-contribution pension plans and cover most of the domestic employees and employees of the Canadian subsidiary. Contributions to the plans are based on employees' years of service equating to a percentage of current
earnings.   For the years  ended  December 31, 1994, 1993 and 1992, domestic pension expense for the defined-contribution plan was $1,745,000, $1,812,000 and $1,888,000 respectively, and the funding is current. Pension expense of the foreign operations for the defined-contribution plan totaled $169,000 for 1994, $193,000 for 1993, and $154,000 for 1992.

National-Oilwell (U.K.) Ltd., the Company's U.K. subsidiary, has a defined-benefit pension plan covering substantially all employees in that country. Benefits paid to retirees are based upon age at retirement, years of credited service, and average compensation. Contributions to the plan are determined by an independent actuary on the basis of annual valuations. The U.K. pension plan assets are invested primarily in U.K. and overseas equities, U.K. government securities, overseas bonds, and cash deposits. There are no unamortized prior service costs. The plan assets at fair market value were $27,389,000 at December 31, 1994 and $30,666,000 at December 31, 1993. The
projected benefit obligation was $20,630,000 at December 31, 1994 and $22,440,000 at December 31, 1993. Net periodic pension cost recognized as (income)/expense for the years ended December 31, 1994, 1993 and 1992 was ($69,000), $699,000 and $986,000, respectively.

                              NATIONAL-OILWELL

8.  Other Postretirement Benefit Plans

In addition to the Company's defined-contribution and defined-benefit pension plans, the Company has defined-benefit postretirement plans covering most of the domestic employees. One plan provides life insurance benefits for most domestic employees. The other plan provides medical and life benefits for former hourly employees associated with a discontinued manufacturing facility and medical benefits for their spouses. The medical plan allows for basic or optional coverage. The basic component is noncontributory and the optional coverage rates are based upon pro rata level of cost sharing between the Company and its retirees. The life insurance plans are noncontributory. None of the plans were amended during 1994, 1993 or 1992. The Company's policy is to fund the cost of postretirement health care and life benefits as they are incurred.

In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected immediate recognition of the transition obligation at January 1, 1992 as a cumulative effect of a change in accounting principle. The effect of adopting the new rules increased 1992 net periodic postretirement benefit cost for the above defined-benefit plans by $195,000 and the cumulative effect adjustment as of January 1, 1992 increased net loss by $3,337,000. The following table shows the plans' combined funded status reconciled with amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1994 and 1993:

                                                  Medical/Life Plans
                                                ---------------------
                                                  1994          1993
                                                -------       -------
                                                    (In thousands)
Accumulated postretirement benefit obligation:
    Retirees                                     $  786    $  1,006
    Fully eligible active plan participants       1,244       2,501
    Other active plan participants                  129         156
                                                -------       -------
Accumulated postretirement benefit cost           2,159       3,663

Benefit obligation recorded on the balance sheet  3,861       3,765
                                                -------       -------
Unrecognized net gain                            $1,702      $  102
                                                -------       -------

The recorded benefit obligation in excess of the accumulated postretirement benefit obligation represents unrecognized gains. The 1994 actuarial valuation for the medical and life benefit plan related to the discontinued manufacturing facility includes a change in assumption related to cost-sharing considerations with participants' current employers. The resulting unrecognized gain is being amortized over the average remaining service period of active plan participants.

Net periodic retirement benefit cost includes the following components:

                                               Medical/Life Plans
                                         -------------------------------
                                           1994        1993        1992
                                         -------     -------     -------
                                                  (In thousands)
    Service cost                           $ 15        $ 13        $ 12
    Interest cost                           161         240         232
    Amortization of cumulative
      unrecognized net (gain)loss           (37)        -0-         -0-
                                         -------     -------     -------
    Net periodic postretirement
      benefit cost                         $139        $253        $244
                                         -------     -------     -------

                               NATIONAL-OILWELL

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the medical plan is 10.0% for 1995, 9.5% for 1996, decreasing by 0.5% per year to 5.5% by 2005, and 5.5% per year thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan as of December 31, 1994 by $61,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by $6,000.

The weighted-average discount rate used to determine the accumulated postretirement benefit obligation was approximately 8% at December 31, 1994 and 7% at December 31, 1993.

9.  Income Taxes

As a partnership, the Company is not subject to U.S. federal taxes on its income. The general partners include in their federal and state tax returns the partnership's results of operations. Accordingly, no provision for U.S. federal income taxes has been made by the Company.

The Company adopted the liability method of accounting for income taxes as required by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1992. The cumulative effect of adopting Statement 109 decreased net loss by $4,473,000 in 1992 (there was no pretax effect of adopting the Statement).

The geographical sources of income (loss) before income taxes and cumulative effect of changes in accounting principles were as follows:

                                               Year Ended December 31,
                                       -------------------------------------
                                         1994           1993           1992
                                       -------        -------        -------
                                                  (In thousands)
United States                          $22,840       $(16,446)      $(26,880)
Foreign                                  2,081            854         (8,507)
                                       -------        -------        -------
Income/(loss) Before Income Taxes and
  Cumulative Effect of Changes in
    Accounting Principles              $24,921       $(15,592)      $(35,387)
                                       -------        -------        -------

Tax rates related to foreign income range from 30% to 50%.

Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                December 31,
                                            -------------------
                                               1994         1993
                                             -------      -------
                                               (In thousands)
Deferred tax assets:
    Book over tax depreciation              $ 1,729      $ 3,644
    Product warranty accruals                 2,887        1,267
    Net operating loss carryforwards          7,268        7,257
    Other                                       508        1,296
                                             -------      -------
      Total deferred tax assets             $12,392      $13,464
      Valuation allowance for deferred
        tax assets                           (9,887)      (9,428)
                                             -------     -------
                                            $ 2,505      $ 4,036
                                             -------     -------
Deferred tax liabilities:
    Tax over book depreciation              $   346      $   666
    Other                                       200          354
                                             -------     -------
      Total deferred tax liabilities        $   546      $ 1,020
                                             -------     -------
      Net deferred tax assets               $ 1,959      $ 3,016
                                             -------     -------

                            NATIONAL-OILWELL

The income tax liability of the Company's foreign and domestic subsidiaries is reflected in the Company's financial statements. Deferred income taxes, attributable to the foreign subsidiaries, result primarily from temporary differences in depreciation and other expenses for tax and financial statement purposes. At December 31, 1994, the Company had tax loss carryforwards available at certain foreign subsidiaries totaling $21 million. The tax loss carryforwards have no expiration date; however, they are only available against income arising from the same line of business.

10.  Special Charges/(Credits)

Special charges/(credits) consist of the following:

                                              1994         1993         1992
                                            -------      -------      -------
Sales of product lines                     $(15,648)    $ 10,000     $   -0-
Employee termination benefits                 3,207         -0-         4,520
Exit costs                                      610          365        1,980
Reversal of prior year reserves              (2,085)      (1,800)      (1,300)
                                            -------      -------      -------
    Total                                  $(13,916)    $  8,565     $  5,200
                                            -------      -------      -------

Sales of Product Lines

1994
----
The Company completed the sales of certain production equipment product lines not considered part of its core businesses under asset sales agreements during the last half of 1994. Sale of the fluid control systems, rod pump, sucker rod, and hydraulic product lines resulted in a gain of $15.6 million.
Proceeds received in 1994 totaled approximately $41.0 million and were used to reduce debt. As a result of the sales, the Company will no longer manufacture these products but will continue as a distributor. It is estimated future revenues will be reduced by approximately $18.0 million due to these product line sales; however, the impact on net income in 1994, as well as in subsequent years, was not and is not expected to be significant.

1993
----
During 1993, the Company implemented a business strategy to focus on its core
businesses and divest marginal  or  unprofitable  product lines.   In  the
fourth quarter of 1993, the Company recorded a $10.0 million charge for the estimated loss on the sale of its wellhead business under an asset sales agreement signed in December 1993. This charge included an $8.5 million writedown of inventories and property, plant and equipment to estimated net realizable values and $1.5 million for transition and other direct costs of disposal. Proceeds from the wellhead business sale of $28.7 million, which closed in January 1994, were used to reduce debt. There were no significant costs expensed in 1994 related to the disposition of this product line.

Employee Termination Benefits

1994
----
In conjunction with the formal announced shutdown of the Stockport, England, plant on January 9, 1995, the Company expensed approximately $3.2 million in 1994 relating to employee termination benefits. These benefits are calculated pursuant to the terms of the United Kingdom preexisting employee benefit plan. Benefit payments of $1.2 million were paid in the fourth quarter of 1994 related to the termination of 77 employees. Approximately $0.5 million of these benefit payments were accrued in 1992. The remaining reserve of $2.5 million is for 115 employees and will be paid in 1995.

                              NATIONAL-OILWELL

1992
----
The majority of the employee termination benefits in 1992 related to the Company's United Kingdom operations. In connection with the closing of the London, England, office and the rationalization of the Company's subsea wellhead manufacturing efforts in the United Kingdom, the Company recorded employee termination benefits of $3.8 million in 1992 related to approximately 225 employees. Approximately 77, 124, and 20 employees were actually terminated in 1994, 1993 and 1992, respectively, with the actual cost charged against the reserve. As of December 31, 1994, the reserve for these employee terminations is -0-.

Exit Costs

1994
----
The consolidation of the Company's Houston, Texas, manufacturing operations resulted in exit costs of $0.6 million in 1994. These costs primarily included equipment relocation costs and lease termination costs. The remaining liability at December 31, 1994 represents $0.2 million for lease termination costs related to abandoned facilities.

1993 and 1992
-------------
The 1992 decision to close the Company's New Iberia, Louisiana, oilfield equipment manufacturing facility resulted in exit costs of approximately $0.9 million which primarily consisted of inventory writedowns and relocation of machinery and equipment. The plant closure was completed in 1993 for a total cost of approximately $1.3 million. Accordingly, the reserve for this plant closure was -0- at December 31, 1993.

Exit costs in 1992 also included $1.1 million in the U.K. related to lease termination costs as a result of management's plans to vacate the London, England, and Aberdeen, Scotland, wellhead sales, service and administrative offices. The remaining reserve at December 31, 1994 of approximately $0.3 million represents the future lease costs of the Aberdeen, Scotland, office.

Reversal of Reserves

The reversal of reserves in 1994, 1993, and 1992 were recorded as credits to special charges. These items primarily relate to an $18.5 million reserve initially recorded in 1991 to accrue for the estimated loss on the shutdown and disposition of the plant and related machinery and equipment at Garland, Texas. The $1.3 million reversal primarily relates to excess transition expense accruals no longer needed when the plant shutdown was completed in 1992. The $1.8 million reversal primarily related to excess machinery, equipment and inventory relocation accruals no longer needed after movement to the Company's other facilities was completed in 1993. The $2.1 million reversal primarily related to excess accruals for potential demolition and environmental cleanup no longer needed when the facility was finally sold in 1994.

11.  Related Party Transactions

The Company maintains ongoing business relationships with Armco Inc. and USX Corporation, the parent companies of the general partners, and their subsidiaries. Significant related party transactions with these companies included:

                                                December 31,
                                     ---------------------------------
                                       1994         1993         1992
                                     -------      -------      -------
                                               (In thousands)
Revenues                             $10,495      $14,361      $14,503
Purchases                             30,704       39,000       16,522
Receivables                            4,578        4,400        4,946
Payables                               3,731        3,637        6,868

                              NATIONAL-OILWELL

At December 31, 1994, the Company leases office space for its headquarters facility, as well as other operating locations, from the parent companies or their subsidiaries. Future minimum lease payments applicable to these leasing agreements total $5,031,000. Rental expense to related parties totaled $1,342,000, $1,165,000 and $1,203,000 for 1994, 1993 and 1992, respectively, and is excluded from purchases.

A $31 million cash distribution was made to the owners in December 1994.

12.  Business Segments and Geographic Areas

The Company's operations consist of two segments, the oilfield distribution segment and the oilfield equipment segment. The oilfield distribution segment distributes an extensive line of oilfield supplies, oilfield equipment and tubular products. The oilfield equipment segment designs and manufactures a variety of oilfield equipment for use in oil and gas drilling, completion and production activities. Intersegment sales and transfers are accounted for at commercial prices.

During the years ended December 31, 1994, 1993 and 1992, no single customer accounted for 10% or more of consolidated revenues.

Summarized financial information with respect to business segments and geographic areas is as follows:

Business Segments (in thousands)

                                   Oilfield     Oilfield
                                 Distribution   Equipment (1) Corporate Elimination      Total
                                 ------------   ---------     --------- -----------    ---------
1994
----
Revenues from:
   Unaffiliated customers         $431,047      $131,006          ---         ---      $562,053
   Intersegment sales                  ---        77,321          ---    $(77,321)          ---
                                  ---------     ---------    ---------   ---------     ---------
       Total revenues              431,047       208,327          ---     (77,321)      562,053
                                  ---------     ---------    ---------   ---------     ---------
Operating income (loss)             12,101        19,921     $ (2,898)        ---        29,124
Capital expenditures                 1,520         1,570          514         ---         3,604
Depreciation and amortization        2,229         3,288          510         ---         6,027
Identifiable assets                167,584       106,034          ---      (5,314)      268,304

1993
----
Revenues from:
   Unaffiliated customers         $475,311      $151,970          ---         ---      $627,281
   Intersegment sales                  ---        93,700          ---    $(93,700)          ---
                                  ---------     ---------    ---------   ---------     ---------
       Total revenues              475,311       245,670          ---     (93,700)      627,281
                                  ---------     ---------    ---------   ---------     ---------
Operating income (loss)             18,926       (24,694)    $ (2,308)        ---        (8,076)
Capital expenditures                   319         1,422          226         ---         1,967
Depreciation and amortization        2,202         8,112          407         ---        10,721
Identifiable assets                194,518       159,226          ---     (10,265)      343,479

1992
----
Revenues from:
   Unaffiliated customers         $431,193      $138,718          ---         ---      $569,911
   Intersegment sales                  ---       101,300          ---   $(101,300)          ---
                                  ---------     ---------    ---------   ---------     ---------
       Total revenues              431,193       240,018          ---    (101,300)      569,911
                                  ---------     ---------    ---------   ---------     ---------
Operating income (loss)              1,200       (29,835)    $ (2,903)        ---       (31,538)
Capital expenditures                   321         4,319          301         ---         4,941
Depreciation and amortization        2,077         9,713          443         ---        12,233
Identifiable assets                170,878       212,105          ---     (11,100)      371,883

(1) Operating income/(loss) of the oilfield equipment segment includes special charges/(credits)
      of $(13,916), $8,565 and $5,200 for 1994, 1993 and 1992, respectively.

                                NATIONAL-OILWELL

Geographic Areas (in thousands)

                                  United              United
                                  States     Canada   Kingdom    Other   Elimination    Total
                                  ------     ------   -------    -----   -----------    -----
1994
----
Revenues from:
   Unaffiliated customers        $442,555   $73,052   $29,708  $ 16,738         ---    $562,053
   Interarea sales                 26,144       579     9,726       106    $(36,555)        ---
                                 ---------  --------  -------- ---------   ---------   --------
-
       Total revenues             468,699    73,631    39,434    16,844     (36,555)    562,053
                                 ---------  --------  -------- ---------   ---------   --------
-
Operating income (loss)            27,166     1,872      (314)      400         ---      29,124
Export sales of U.S.                  ---     1,436       635   102,265         ---     104,336
Identifiable assets               186,634    34,567    32,136    14,967         ---     268,304

1993
----
Revenues from:
   Unaffiliated customers        $485,988   $68,766   $49,419  $ 23,108         ---    $627,281
   Interarea sales                 33,750       552     8,395       961    $(43,658)        ---
                                 ---------  --------  -------- ---------   ---------   --------
-
       Total revenues             519,738    69,318    57,814    24,069     (43,658)    627,281
                                 ---------  --------  -------- ---------   ---------   --------
-
Operating income (loss)            (4,865)     (321)   (3,980)    1,090         ---
(8,076)
Export sales of U.S.                  ---     1,386       389   115,464         ---     117,239
Identifiable assets               257,597    29,662    39,391    16,829         ---     343,479

1992
----
Revenues from:
   Unaffiliated customers        $433,694   $53,163   $57,739  $ 25,315         ---    $569,911
   Interarea sales                 34,834     2,759     6,678     2,442    $(46,713)        ---
                                 ---------  --------  -------- ---------   ---------   --------
-
       Total revenues             468,528    55,922    64,417    27,757     (46,713)    569,911
                                 ---------  --------  -------- ---------   ---------   --------
-
Operating income (loss)           (18,745)     (586)  (11,973)     (234)        ---
(31,538)
Export sales of U.S.                  ---       615       313    81,145         ---      82,073
Identifiable assets               278,764    33,604    42,030    17,485         ---     371,883

Corporate general and administrative expense related to worldwide manufacturing and other support functions benefit both United States and international operations. An allocation has been made to each business segment and geographic area based on an estimate of the corporate effort attributable to the respective business segment or geographic area. The expenses allocated totaled approximately $18,000, $21,700 and $24,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

                               NATIONAL-OILWELL

13. Quarterly Financial Data (Unaudited):

                            First     Second      Third     Fourth
                           Quarter    Quarter    Quarter    Quarter    Total
                           -------    -------    -------    -------    -----
                                             (In thousands)
1994
Revenues                  $129,357   $132,030   $161,186   $139,480  $562,053
Gross profit                18,265     19,604     23,875     17,886    79,630
Special charges/(credits)   (1,500)    (9,515)       312     (3,213)  (13,916)
Income before income taxes     475     10,176      5,361      8,909    24,921
Net income                     463      9,938      5,242      8,237    23,880


1993
Revenues                  $143,350   $177,754   $148,517   $157,660  $627,281
Gross profit                19,270     23,268     18,431     18,911    79,880
Special charges/(credits)      ---        ---        ---      8,565     8,565
Income (loss) before
    income taxes            (1,150)     1,014     (3,564)   (11,892)  (15,592)
Net income (loss)           (1,660)       464     (3,901)   (12,366)  (17,463)

INDEPENDENT AUDITORS' REPORT

Armco Inc.:

We have audited the statement of consolidated net assets of Armco Financial Services Group - Companies to be Sold as of December 31, 1994 and 1993 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included Financial Statement Schedule I, Summary of Investments - Other than Investments in Related Parties; Schedule II, Condensed Financial Information;
Schedule IV, Reinsurance; Schedule V, Valuation and Qualifying Accounts; and
Schedule VI, Supplemental Information Concerning Property-Casualty Insurance Operations. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Armco Financial Services Group - Companies to be Sold at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 3 and 7 to the consolidated financial statements, effective January 1, 1993 the Company changed its method of accounting for reinsurance contracts and postretirement benefits other than pensions. As discussed in Note 1 to the consolidated financial statements, effective December 31, 1993 the Company changed its method of accounting for investments in debt securities.



/s/  Deloitte & Touche LLP

Milwaukee, Wisconsin
March 15, 1995

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD

Statement of Consolidated Net Assets
As of December 31, 1994 and 1993
(Dollars in thousands)
ASSETS:                                                1994           1993
                                                     --------       --------
Investments (Notes 1, 2):
  Fixed Maturity Investments:
    Held to maturity                               $  39,309      $  38,077
    Available for sale                               317,406        379,849
  Equity securities                                      -                1
  Cash equivalents                                    42,128         21,953
                                                   ----------      ---------
    Total Investments                                398,843        439,880
                                                   ----------      ---------
Cash                                                   1,621            826
Accrued investment income                              5,703          5,988
Premium balances receivable less allowance for
  doubtful accounts of $1,562 and $1,757              55,074         53,707
Prepaid reinsurance premiums                           3,066          3,118
Reinsurance receivable (Note 3)                       37,933         28,038
Deferred policy acquisition costs (Note 1)            19,934         19,712
Property and equipment net of accumulated
  depreciation of $9,041 and $7,914                    6,786          7,299
Due from affiliates (Note 5)                              90            803
Goodwill net of amortization of $732 and
  $549 (Note 1)                                        6,579          6,762
Other assets (Note 7)                                  4,893          5,267
                                                    ---------      ---------
TOTAL ASSETS                                        $540,522       $571,400
                                                    =========      =========


LIABILITIES AND NET ASSETS:
LIABILITIES:
  Reserve for losses and loss adjustment
    expenses (Notes 3, 4)                           $308,423       $297,553
  Unearned premiums (Note 3)                          94,854         95,992
  Dividends to policyholders                           4,578          4,755
  Reinsurance premiums payable                           834          1,247
  Accrued expenses                                     8,000          8,580
  Postretirement and postemployment benefits
    (Note 7)                                          16,768         15,347
  Other liabilities                                   10,813          9,234
  Note payable (Note 8)                                  -            2,800
                                                    ---------      ---------
TOTAL LIABILITIES                                    444,270        435,508
                                                    ---------      ---------
NET ASSETS (Note 9)                                   96,252        135,892
                                                    ---------      ---------
TOTAL LIABILITIES AND NET ASSETS                    $540,522       $571,400
                                                    =========      =========

See notes to consolidated financial statements.

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD

Statement of Consolidated Operations
For the Years Ended December 31, 1994, 1993 and 1992
(Dollars in thousands)
                                                    1994      1993      1992
                                                  --------  --------  --------
REVENUES:
Net premiums earned (Note 3)                     $216,269  $227,693  $239,886
Net investment income (Note 2)                     29,921    32,543    34,057
Net realized gain (loss) on investments (Note 2)     (497)   11,150    10,082
                                                 --------- --------- ---------
Total Revenues                                    245,693   271,386   284,025

EXPENSES:
Losses and loss adjustment expenses (Notes 3, 4)  169,861   177,128   196,077
Policyholder dividends (Note 1)                     2,579     2,414     2,966
Policy acquisition costs (Note 1)                  45,837    46,456    49,912
Other expenses (Notes 5, 7)                        33,939    34,814    37,853
                                                 --------- --------- ---------
Total Expenses                                    252,216   260,812   286,808
                                                 --------- --------- ---------
INCOME (LOSS) FROM OPERATIONS                      (6,523)   10,574    (2,783)
INCOME TAX (BENEFIT) PROVISION (Note 6)                52       223      (166)
                                                 --------- --------- ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE              (6,575)   10,351    (2,617)
                                                 --------- --------- ---------
Cumulative effect on prior years of a
  change in accounting principle for
  postretirement benefits (Note 7)                    -     (14,000)      -
                                                 --------- --------- ---------
NET LOSS                                         $ (6,575) $ (3,649) $ (2,617)
                                                 ========= ========= =========

See notes to consolidated financial statements.

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD

Statement of Consolidated Cash Flows
For the Years Ended December 31, 1994, 1993 and 1992
(Dollars in thousands)
                                                    1994      1993      1992
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $ (6,575) $ (3,649) $ (2,617)
                                                 --------- --------- ---------
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                     1,660     2,063     1,507
  (Gain) loss on sale of fixed maturity
    investments, net                                  498   (11,150)   (9,816)
   Gain on sale of stock, net                          (1)      -        (266)
  (Gain) loss on sale of property and equipment        (4)       35       -
  Changes in:
    Accrued investment income                         285       548      (452)
    Premium balances receivable                    (1,367)    5,153      (906)
    Reinsurance recoverable on paid losses            -         -        (495)
    Reinsurance receivable                         (9,895)   (7,660)   (4,100)
    Deferred policy acquisition costs                (222)       15     2,381
    Due to/from affiliates                            713      (839)      207
    Prepaid reinsurance premiums                       52       (67)       38
    Other assets                                      356      (466)      384
    Insurance reserves                              9,732     7,708     8,740
    Policyholder dividends payable                   (177)     (905)     (330)
    Reinsurance premiums payable                     (413)     (924)     (228)
    Accrued expenses                                 (580)     (578)       46
    Postretirement and postemployment benefits      1,421    15,347       -
   Other liabilities                                1,579    (1,755)      609
                                                 --------- --------- ---------
Total adjustments                                   3,637     6,525    (2,681)
                                                 --------- --------- ---------
NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                     (2,938)    2,876    (5,298)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of fixed maturity investments:
    Available for sale                             63,147       -         -
    All other                                         -     270,567   195,154
Proceeds from maturities of fixed maturity
    investments:
    Held to maturity                                2,675       -         -
    All other                                         -       7,318    71,422
Proceeds from sales of equity securities                2       -         454
Purchase of fixed maturity investments:
    Held to maturity                               (3,134)  (40,674)      -
Available for sale                                (35,224) (225,852)      -
    All other                                         -         -    (269,216)
Purchase of property and equipment                   (766)     (737)   (1,184)
Proceeds from sales of property and equipment           8        13       -
                                                 --------- --------- ---------
NET CASH PROVIDED BY (USED IN) INVESTING
    ACTIVITIES                                     26,708    10,635    (3,370)
                                                 --------- --------- ---------

(continued)

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD

Consolidated Statement of Cash Flows
For the Years Ended December 31, 1994, 1993 and 1992
(Dollars in thousands)
                                                    1994      1993      1992
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable                 (2,800)   (2,800)   (5,600)
                                                 --------- --------- ---------
NET CASH USED IN FINANCING ACTIVITIES              (2,800)   (2,800)   (5,600)
                                                 --------- --------- ---------
CHANGE IN CASH AND CASH EQUIVALENTS                20,970    10,711   (14,268)

CASH AND CASH EQUIVALENTS At
   BEGINNING OF YEAR                               22,779    12,068    26,336
                                                 --------- --------- ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $ 43,749  $ 22,779  $ 12,068

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for income taxes                    $     98  $    150  $     58
Cash paid for interest                                125       408       831

See notes to consolidated financial statements.

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD

Notes to Consolidated Financial Statements
For the Years Ended December 31, 1994, 1993 and 1992


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Armco Financial Services Group - Companies to be Sold (AFSG - Companies to be Sold or the Company) consists of the net assets of Armco Inc.'s (Armco) insurance companies which Armco intends to sell and which continue underwriting activities. These activities principally represent the transactions of Northwestern National Holding Company, Inc. (NNHC), which is a wholly owned subsidiary of Armco Financial Services Corporation (AFSC), which is a wholly owned subsidiary of Armco. Prior to 1993, Armco accounted for the operating results of the AFSG companies to be sold under the cost recovery method, whereby net income was not recognized until realized through a sale of the businesses, while net losses were charged against income as incurred. Armco now presents these businesses as discontinued operations.

NNHC owns 100% of the common and preferred stock of Northwestern National Casualty Company and its wholly owned subsidiaries, NN Insurance Company and SICO, Inc. and its wholly owned subsidiary, Statesman Insurance Company (Statesman), and Statesman's wholly owned subsidiary Timeco, Inc. (collectively, SICO) (collectively, NNCC), Pacific National Insurance Company and its wholly owned subsidiary, Pacific Automobile Insurance Company (collectively, PNIC), and Certified Finance Corporation (CFC). CFC had not commenced operations as of December 31, 1994.

Principles of Consolidation - The consolidated financial statements include the accounts of NNHC and its subsidiaries NNCC, PNIC and CFC (collectively, the Company). Significant intercompany accounts and transactions have been eliminated.

Business Segment - The Company operates in a single business segment, property and casualty insurance.

Basis of Presentation - The accompanying financial statements have been prepared on the basis of generally accepted accounting principles (GAAP) which vary from statutory reporting practices prescribed for insurance companies by regulatory authorities (see Note 9).

Investments - Fixed maturity investments include bonds and mortgage-backed securities. Fixed maturity investments which the Company has the positive intent and ability to hold to maturity ("held to maturity") are reported at amortized cost. Fixed maturity investments which are available for sale ("available for sale") are reported at market value. Equity securities are common stocks which are reported at market value. The difference between cost and market value of fixed maturity investments available for sale is reflected as a component of net assets. Short-term investments (cash equivalents) are reported at cost which approximates market value.

In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires fixed maturity investments which are available for sale to be recorded at market value. The Company adopted SFAS No. 115 on December 31, 1993 and reclassified certain investments from the "held to maturity" class into the "available for sale" class on the same date. The financial statement effect of adopting the statement was to increase investments by $13,321,000 and net assets by $13,321,000. Amounts reported in the Statement of Consolidated Cash Flows for 1993 are based on the classification of securities prior to the adoption of SFAS No. 115.

Investment income consists primarily of interest which is recognized on an accrual basis. Interest income on mortgage-backed securities is determined on the effective yield method based on estimated principal payments. Realized capital gains and losses, calculated as the difference between proceeds and book value, are determined by specific identification of the investments sold.

Recognition of Premium Revenues - Premiums, net of reinsurance ceded, are earned on a pro rata basis over the term of the policy.

Deferred Policy Acquisition Costs - Policy acquisition costs that vary with and are directly related to the production of premiums are deferred and amortized over the terms of the policies to which they relate. Amortization for the years ended December 31, 1994, 1993 and 1992 was $45,837,000 , $46,456,000 and $49,912,000, respectively. The Company does not include anticipated investment income when assessing the recoverability of deferred policy acquisition costs.

Depreciation - Depreciation on property and equipment is provided primarily on the straight-line basis over the estimated useful lives of the respective assets. Depreciation periods range from 3 to 10 years for personal property and from 5 to 40 years for real property.

Goodwill - Goodwill, which represents the excess of cost over the fair value of net assets of acquired subsidiaries, is amortized on a straight-line basis over periods not exceeding 40 years. The Company assesses whether its goodwill is impaired at each balance sheet date based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment is determined, the amount of such impairment is calculated based on the estimated fair value of the asset.

Cash Flow - For purposes of reporting cash flows, the Company considers all highly liquid short-term investments purchased with maturities of three months or less to be cash equivalents.

Insurance Liabilities - The liability for unpaid losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liability is necessarily based on estimates and, while management believes that the amount is fairly stated, the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed and any adjustments resulting therefrom are reflected in earnings currently. The Company does not discount the liability for unpaid losses and loss adjustment expenses. The liability for losses and loss adjustment expenses is reported net of a receivable for salvage and subrogation of $8,033,000, $7,746,000 and $7,523,000 at December 31, 1994, 1993 and 1992,
respectively.

Participating Policy Contracts - Participating business represents approximately 13%, 14% and 13% of total premiums in force at December 31, 1994, 1993 and 1992, respectively. Participating business is composed entirely of workers' compensation policies. The amount of dividends to be paid on these policies is determined based on the provisions of the individual policies. Dividend expense for the years ended December 31, 1994, 1993 and 1992, was $2,579,000, $2,414,000 and $2,966,000, respectively.

2.  INVESTMENTS

The amortized cost and market value of the Company's fixed maturity investments as of December 31, 1994 that are designated as held to maturity are as follows:

                                                Gross       Gross
1994                               Amortized  Unrealized  Unrealized   Market
(Dollars in Thousands)                Cost      Gains       Losses     Value
                                    --------  --------    --------    --------
US Treasury securities and
  obligations of US government
  corporations and agencies         $35,352   $   -       $(2,715)    $32,637

Mortgage-backed securities          $ 3,957       -          (457)      3,500
                                    --------  --------    --------    --------
Total fixed maturity investments
  held to maturity                  $39,309   $   -       $(3,172)    $36,137
                                   =========  ========     ========   ========

The amortized cost and market value of the Company's fixed maturity investments as of December 31, 1994 that are designated as available for sale are as follows:

                                                Gross       Gross
1994                               Amortized  Unrealized  Unrealized   Market
(Dollars in Thousands)                Cost      Gains       Losses     Value
                                    --------  --------    --------    --------
US Treasury securities and
  obligations of US government
  corporations and agencies        $ 53,405    $  153     $ (4,842)  $ 48,716

Corporate securities                176,037       374      (11,391)   165,020

Mortgage-backed securities           89,928       913       (2,783)    88,058

Other debt securities                17,780         7       (2,175)    15,612
                                    --------  --------    --------    --------
Total fixed maturity investments
  available for sale               $337,150    $1,447     $(21,191)  $317,406
                                   =========  ========     ========  =========

The amortized cost and market value of the Company's fixed maturity investments as of December 31, 1993 that are designated as held to maturity are as follows:

                                                Gross       Gross
1993                               Amortized  Unrealized  Unrealized   Market
(Dollars in Thousands)                Cost      Gains       Losses     Value
                                    --------  --------    --------    --------
US Treasury securities and
  obligations of US government
  corporations and agencies         $33,100    $1,091        $(240)   $33,951

Corporate securities                  1,000         1           -       1,001

Mortgage-backed securities            3,977        40          (90)     3,927
                                    --------  --------     --------   --------
Total fixed maturity investments
  available for sale                $38,077    $1,132        $(330)   $38,879
                                   =========  ========     ========  =========

The amortized cost and market value of the Company's fixed maturity investments as of December 31, 1993 that are designated as available for sale are as follows:

                                                Gross       Gross
1993                               Amortized  Unrealized  Unrealized   Market
(Dollars in Thousands)                Cost      Gains       Losses     Value
                                    --------  --------    --------    --------
US Treasury securities and
  obligations of US government
  corporations and agencies        $ 48,399   $ 2,204      $  (452)  $ 50,151

Corporate securities                189,579     7,273       (1,604)   195,248

Mortgage-backed securities          110,933     6,432         (450)   116,915

Other debt securities                17,617       436         (518)    17,535
                                    --------  --------    --------    --------
Total fixed maturity investments
  available for sale               $366,528   $16,345      $(3,024)  $379,849
                                   =========  ========     ========  =========

Net assets decreased by $33,065,000 from December 31, 1993 to December 31, 1994 due to unrealized losses on fixed maturity investments designated as available for sale.

The amortized cost and market value of the Company's fixed maturity investments at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             Available for Sale          Held to Maturity
(Dollars in Thousands)      Amortized     Market      Amortized     Market
                              Cost        Value         Cost        Value
                            ---------  ----------     ---------   ---------
Due in one year or less     $  9,106    $  9,009      $  2,069    $  2,057
Due after one year through
  five years                  83,799      80,561        13,690      12,885
Due after five years
  through ten years           43,672      40,535         5,588       5,286
Due after ten years          110,645      99,243        14,005      12,409
                            ---------  ----------     ---------   ---------
                             247,222     229,348        35,352      32,637

Mortgage-backed securities    89,928      88,058         3,957       3,500
                            ---------  ----------     ---------   ---------
                            $337,150    $317,406      $ 39,309    $ 36,137
                            =========  ==========    ==========   =========

Proceeds from fixed maturity investment sales and gross realized gains and losses during 1994 are as follows:

(Dollars in Thousands)         Proceeds    Proceeds       Gross      Gross
                                 from       from         Realized   Realized
                                 Sales    Maturities      Gains      Losses
                               --------     -------        -----     ------
Available for sale             $63,147      $  -           $322      $(820)

Held to maturity                   -         2,675          -          -
                               --------     -------        -----     ------
                               $63,147      $2,675         $322      $(820)
                               ========     =======        =====     ======

Proceeds from fixed maturity investment sales and gross realized gains and losses during 1993 are as follows:

(Dollars in Thousands)         Proceeds    Proceeds       Gross      Gross
                                 from       from         Realized   Realized
                                 Sales    Maturities      Gains      Losses
                              ---------     -------     --------     ------
Available for sale            $212,834      $7,318      $10,520      $(498)

Held to maturity                57,733         -          1,209        (81)
                              ---------     -------     --------     ------
                              $270,567      $7,318      $11,729      $(579)
                              =========     =======     ========     ======

Proceeds from sales and maturities of investments during 1992 were $267,030,000. Gross gains of $11,060,000 and gross losses of $978,000 were realized on those sales.

At December 31, 1994 and 1993, the Company's fixed maturity investments carried at amortized cost of
$53,169,000 and $52,845,000, respectively, were on deposit with regulatory authorities.

Total investment income, investment expense and net investment income for the years ended December 31, 1994, 1993 and 1992 were as follows:

(Dollars in Thousands)                  1994         1993         1992
                                      --------     --------     --------
INVESTMENT INCOME:
    Fixed maturity investments        $29,581      $32,485      $33,693
    Short-term investments                977          416          761
                                      --------     --------     --------
  Total investment income              30,558       32,901       34,454

    Investment expense                   (637)        (358)        (397)
                                      --------     --------     --------
  Net investment income               $29,921      $32,543      $34,057
                                      ========     ========     ========

3.  REINSURANCE ACTIVITY

The Company limits the maximum net loss which can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks with other insurers, either on an automatic basis or under general reinsurance contracts known as "treaties" or by negotiation on substantial individual risks.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. In the event that reinsuring companies are unable to meet their obligations under the agreements, the Company would continue to have primary liability to policyholders for losses incurred. The Company evaluates the financial condition of its reinsurers and evaluates concentrations of credit risk when determining reinsurance placements. At December 31, 1994 reinsurance receivables of $28,674,000 and prepaid reinsurance premiums of $2,014,000 were associated with a single reinsurer. The Company has never suffered a significant loss due to reinsurers being unable to meet their obligations.

The following tables summarize amounts related to reinsurance assumed and ceded as of December 31, 1994, 1993 and 1992 and for the years then ended, respectively.

Premium Activity:
(Dollars in Thousands)
                                 1994                         1993
                      --------------------------  ---------------------------
                      Written   Earned  Unearned   Written   Earned  Unearned
                      -------   ------  --------   -------   ------  --------
Direct               $200,929  $202,108  $82,804  $209,791  $215,075  $83,983
Assumed:
  Unaffiliated          7,640     7,744    1,938     6,786     6,173    2,042
  Affiliated           21,094    20,949   10,112    20,761    21,626    9,967
Ceded:
  Unaffiliated        (14,473)  (14,525)  (3,066)  (15,241)  (15,174)  (3,118)
  Affiliated               (7)       (7)     -          (7)       (7)     -
                     --------- --------- -------- --------- --------- -------

Net                  $215,183  $216,269  $91,788  $222,090  $227,693 $92,874
                     ========= ========= ======== ========= ======== ========

                                               1992
                                   ------------------------------
                                    Written    Earned   Unearned
                                    -------    ------   --------
Direct                             $222,541  $223,543    $89,267
Assumed:
  Unaffiliated                       3,855      4,156      1,429
  Affiliated                        24,461     25,200     10,832
Ceded:
  Unaffiliated                     (12,963)   (13,002)    (3,051)
  Affiliated                           (11)       (11)       -
                                  ---------  ---------   --------
Net                               $237,883   $239,886    $98,477
                                  =========  =========   ========

Loss and Loss Adjustment Expense (LAE) Activity:
(Dollars in Thousands)
                                 1994                         1993
                      --------------------------  ---------------------------
                        Incurred   Liability For    Incurred   Liability For
                       Loss & LAE   Loss & LAE     Loss & LAE   Loss & LAE
                       ----------   ----------     ----------   ----------
Direct                  $166,316     $273,631       $175,232     $262,345
Assumed:
  Unaffiliated             5,008       11,581          4,774       12,795
  Affiliated              16,192       28,746         11,137       30,993
Ceded:
  Unaffiliated           (17,568)     (37,121)       (13,781)     (26,644)
  Affiliated                 (87)      (5,535)          (234)      (8,580)
                        ---------    ---------      ---------    ---------
Net                     $169,861     $271,302       $177,128     $270,909
                        =========    =========      =========    =========

                                               1992
                                    -------------------------------
                                     Incurred         Liability For
                                    Loss & LAE         Loss & LAE
                                    ----------         ----------
Direct                               $184,620           $242,866
Assumed:
  Unaffiliated                          3,781             12,052
  Affiliated                           20,280             40,681
Ceded:
  Unaffiliated                        (11,590)           (18,352)
  Affiliated                           (1,014)           (11,290)
                                     ---------          ---------
Net                                  $196,077           $265,957
                                     =========          =========

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

4.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

	The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and loss adjustment expenses, on a gross of reinsurance basis, to the gross amounts reported in the Company's Statement of Consolidated Net Assets.

(Dollars in Thousands)                              1994      1993      1992
                                                  --------  --------  --------
Liability for losses and LAE, gross of
  reinsurance recoverables, at beginning of year $297,553  $284,309  $276,251

Reinsurance recoverables on unpaid losses and
  LAE, at beginning of year                        26,644    18,352    16,975
                                                 --------- --------- --------
Liability for losses and LAE, net of reinsurance
  recoverables, at beginning of year              270,909   265,957   259,276
                                                  -------- --------- --------
Add:
Provision for unpaid losses and LAE for claims
  occurring in the current year, net of
  reinsurance                                     169,406   171,834   185,225

Increase in estimated losses and LAE for claims
  occurring in prior years, net of reinsurance        455     5,294    10,852
                                                 --------- --------- --------
Incurred losses and LAE during the current year,
  net of reinsurance                              169,861   177,128   196,077
                                                 --------- --------- --------
Deduct losses and LAE payments for claims, net
  of reinsurance, occurring during:
    Current year                                   72,636    73,529    82,288
    Prior years                                    96,832    98,647   107,108
                                                 --------- --------- --------
                                                  169,468   172,176   189,396
                                                 --------- --------- --------
Liability for unpaid losses and LAE, net of
  reinsurance recoverables, at end of year        271,302   270,909   265,957

Reinsurance recoverables on unpaid losses and
  LAE, at end of year                              37,121    26,644    18,352
                                                 --------- --------- --------
Liability for unpaid losses and LAE, gross of
  reinsurance recoverables, at end of year       $308,423  $297,553  $284,309
                                                 ========= ========= =========

The preceding reconciliation shows that a deficiency of $455,000, $5,294,000 and $10,852,000 emerged in 1994, 1993 and 1992, respectively, on prior accident year claims. These deficiencies resulted primarily from settling case basis reserves for private passenger auto liability established in prior years for amounts more than were expected. A portion of the increases in ultimate incurred losses and LAE for those years also pertains to charges for future unallocated loss adjustment expenses on claims already incurred.

The Company's exposure to environmental and asbestos-related claims has generally involved insureds that are a peripheral defendant with de minimus exposure. In establishing the liability for losses and loss adjustment expenses related to environmental and asbestos claims, management considers facts currently known and the current state of the law and coverage litigation. Case reserves have been established when sufficient information has developed to indicate the involvement of a specific insurance policy. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims, and costs related to litigation. The methodology for estimating incurred but not reported reserves is based on historical claim development information by line of business and accident year, without segregation of environmental and asbestos-related claim data. Estimates of the liabilities are reviewed and updated continually.

5.  TRANSACTIONS WITH AFFILIATES

The Company has entered into a number of agreements or arrangements with affiliated companies in connection with intercompany services. The net amounts charged to operations during 1994, 1993 and 1992, were as follows:

(Dollars in Thousands)                1994       1993       1992
                                    --------   --------   --------
Service fees                        $   21     $   32     $   29
Other	                                  600        635        737
                                    ------     ------     ------
                                    $  621     $  667     $  766
                                    ======     ======     ======

The net amount due from affiliates at December 31, 1994 and 1993, which includes fees and assessments paid by the Company on behalf of affiliates, were $90,000 and $803,000, respectively.

6.  INCOME TAXES

Armco and the Company adopted Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" (SFAS No. 109) effective January 1, 1993. SFAS No. 109 requires an asset and liability approach for financial accounting. Armco accounted for the operating results of the AFSG - Companies to be Sold under the cost recovery method, whereby net income is not recognized until realized through a sale of the business, while net losses are charged against income as incurred. These businesses are now presented as discontinued operations with a portion of the consolidated Armco federal tax provision/benefit being allocated to the Company in accordance with the intraperiod tax allocation provisions of SFAS No. 109. In 1994, Armco's total federal income tax benefit was allocated to its continuing operations because it related primarily to changes in circumstances that caused a change in judgment about the realization of deferred tax assets in future years. In 1993, because Armco was in a consolidated net operating loss position for both financial reporting and federal income tax purposes, no federal income tax provision or benefit was allocated to the Company. Because Armco accounts for the Company as an investment which it intends to sell, the cumulative effect of adopting SFAS No. 109 and the deferred federal tax assets and liabilities applicable to the Company are recorded on the books of Armco, rather than by the Company.

The Company and its subsidiaries file state income tax returns in several states on both a separate company and combined basis. A provision (benefit) of $52,000, $223,000 and $(166,000) is reported in the Statement of Consolidated Operations for the years ended December 31, 1994, 1993 and 1992, respectively. The entire 1994 provision represents a current year state income tax provision of $52,000. The 1993 provision includes a current year state income tax provision of $224,000 and adjustments to prior years state income taxes of $(1,000). The 1992 benefit includes a current year state income tax provision of $27,000 and a refund from prior year state income taxes of $(193,000).

7.  PENSION, PROFIT SHARING AND BENEFIT PLANS

Armco sponsors a separate noncontributory, trusteed retirement plan covering substantially all of the Company's employees. Pension costs relating to this retirement plan are computed based on accepted actuarial methods. It is the Company's policy to fund pension costs as they accrue, but, in no event at less than the amount required by, nor more than the maximum amount allowable under, the Employee Retirement Income Security Act of 1974 (ERISA). Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth the retirement plan's funded status and amounts recognized in the financial statements of the Company at December 31, 1994, 1993 and 1992:

(Dollars in Thousands)                          1994        1993        1992
                                              --------    --------    --------
Actuarial present value of benefit
obligations:  Accumulated benefit obligation,
including vested benefits of $28,076 for 1994,
$28,833 for 1993 and $23,148 for 1992        $ 29,134    $ 29,592    $ 23,498
                                             =========   =========   =========

Projected benefit obligation for service
rendered to date                             $(30,464)   $(31,761)   $(26,474)
Plan assets at market value                    33,967      36,412      33,520
                                             ---------   ---------   ---------
Plan assets in excess of projected benefit
obligation                                      3,503       4,651       7,046
Unrecognized net (gain) loss                    1,209         532      (1,754)
Unrecognized net asset at December 31, being
  amortized over 15 years                      (2,191)     (2,504)     (2,817)
Unrecognized prior service cost                    22          31          39
                                             ---------   ---------   ---------
Prepaid pension cost                         $  2,543    $  2,710    $  2,514
                                             =========   =========   =========

Net periodic pension benefit for 1994, 1993 and 1992 included the following components:

Service cost -- benefits earned during the
  period                                     $  1,004    $    825    $    792
Interest cost on projected benefit obligation   2,391       2,141       2,030
Actual return on plan assets                      492      (4,735)     (1,894)
Net amortization and deferral                  (3,720)      1,573      (1,259)
                                             ---------   ---------   ---------
Net periodic pension expense (benefit)       $    167    $   (196)   $   (331)
                                             =========   =========   =========

The following assumptions were used in determining the actuarial present value of the projected benefit obligation as of December 31, 1994, 1993 and 1992.

                                                1994        1993        1992
                                              --------    --------    --------
Settlement rate                                 8.50%       7.25%       8.00%
Increase in future compensation levels          4.00%       4.00%       5.00%
Long-term rate of return on assets              9.50%       8.25%       8.75%

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

The following table sets forth the benefit plan's funded status and amounts recognized in the balance sheets of the companies participating in the plan as of December 31, 1994 and 1993.

(Dollars in thousands)                                    1994        1993
                                                        --------    --------
Accumulated postretirement benefit obligation:
  Retirees                                              $11,914     $12,789
  Fully eligible active plan participants                   714         876
  Other active plan participants                          7,400       7,637
                                                        --------    --------
  Total                                                  20,028      21,302

Plan assets at fair value                                   -           -
                                                        --------    --------
Accumulated postretirement benefit obligation in
  excess of plan assets                                 $20,028     $21,302

Unrecognized transition obligation                          -           -
Unrecognized prior service cost                             -           -
Unrecognized gain (loss)                                  1,300        (937)
                                                        --------    --------
Accrued postretirement benefit liability                $21,328     $20,365
                                                        ========    ========

The accrued postretirement benefit liability applicable solely to the Company was $16,081,000 and $14,633,000 as of December 31, 1994 and December 31, 1993,
respectively.

Net postretirement benefit cost for 1994 and 1993 includes the following components:

Service cost                                            $   793     $   154
Interest cost on accumulated postretirement
  benefit obligation                                      1,191       1,492
Actual return on plan assets                                -           -
Net amortization and deferral                               -           -
                                                        --------    --------
Net periodic postretirement benefit cost                  1,984       1,646
Recognition of transition obligation                        -        14,000
                                                        --------    --------
Net postretirement benefit cost                         $ 1,984     $15,646
                                                        ========    ========

Net postretirement benefit cost applicable solely to the Company for the years ended December 31, 1994 and December 31, 1993 was $1,912,000 and $15,174,000,
respectively.

The following table sets forth key assumptions used in reporting year-end disclosures.

                                      1994                      1993
                           ------------------------- -------------------------
                           Non-Medicare   Medicare   Non-Medicare   Medicare
                             Eligible     Eligible     Eligible     Eligible
                           Participants Participants Participants Participants
                           ------------ ------------ ------------ ------------
Annual increase in per
capita cost of covered
benefits (*)                  11.50%       11.50%       11.25%        8.25%

Ultimate annual increase
in per capita cost of
covered benefits               6.50%        6.50%        5.25%        5.25%

Weighted average discount
rate used in calculation
of accumulated postretirement
benefit obligation            8.50%         8.50%        7.25%        7.25%

(*) The rate is assumed to decrease 1.0% per year until it reaches the ultimate rate and remains level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the plan's accumulated postretirement benefit obligation as of December 31, 1994 by $2,228,000, and the aggregate service cost and interest cost components of the plan's net periodic postretirement benefit cost for the year by $372,000.

The Company also has a noncontributory, trusteed profit sharing plan. Annual contributions to the plan (limited to a maximum of 15% of participating salaries) are based upon operating results of the Company. No expense was recorded for the years ended December 31, 1994, 1993 and 1992.

The Company provides medical, dental and life insurance benefits to eligible participants on long-term disability, at no cost to the participant. Prior to 1993, the Company expensed these benefits on a pay-as-you-go basis. In December 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires recognition of an employer's obligation to provide benefits to former and inactive employees after employment but before retirement. The Company adopted SFAS No. 112 in 1993. The cumulative effect of the accounting change, reported on the Statement of Consolidated Operations as a component of other expenses, resulted in a decrease in 1993 income of $715,000. The liability for postemployment benefits at December 31, 1994 and 1993 were $686,000 and $715,000, respectively.

8.  NOTE PAYABLE

As partial financing of the acquisition of SICO, the Company entered into a $14,000,000 term loan agreement with a local bank in 1990. Under the terms of the loan agreement, the Company was required to make principal payments of $700,000 at each quarter end. On March 31, 1994, the Company made a principal payment of $700,000. On April 18, 1994, the outstanding balance of $2,100,000 was repaid in full.

9.  NET ASSETS

NNHC depends on dividends from its subsidiaries to service debt and pay expenses. The payment of shareholder dividends by insurance companies without the prior approval of the state insurance regulators is limited to formula amounts based on net investment income, and capital and surplus determined in accordance with statutory accounting principles. At December 31, 1994, approximately $2.1 million of dividends are available without prior regulatory approval.

On April 25, 1994, NNHC contributed to NNCC all of the issued and outstanding capital stock of SICO, Inc. and its subsidiaries.

NNCC paid dividends to NNHC of $795,000, $3,170,000 and $3,896,500 during the years ended December 31, 1994, 1993 and 1992, respectively.

In accordance with the terms of an order dated April 10, 1985 of the Insurance Commissioner of the State of California (the Commissioner), PNIC may not pay any dividend or other distribution unless the dividend is approved by the Commissioner. PNIC received approval for and paid dividends to NNHC of $1,000,000 during the year ended December 31, 1992.

SICO paid dividends to NNHC of $2,110,000 during the year ended
December 31, 1994 and $1,500,000 during the year ended December 31, 1992.

The Company prepares statutory-basis financial statements in accordance with accounting practices prescribed by domiciliary insurance departments. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). The following information has been prepared on the basis of prescribed statutory accounting principles which differ from GAAP. The principal differences relate to deferred acquisition costs and assets not admitted for statutory reporting.

(Dollars in thousands)                            1994       1993       1992
                                                --------   --------   --------
Statutory net income (loss)                    $(5,009)   $  9,704    $   245
Statutory policyholders' surplus                99,671     108,734     94,212

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

(Dollars in thousands)               December 31, 1994    December 31, 1993
                                   --------------------  --------------------
                                              Estimated             Estimated
                                   Carrying     Fair     Carrying     Fair
                                     Value      Value      Value      Value
                                   --------   ---------  --------   ---------
Financial Assets:
  Fixed maturity investments       $356,715   $353,543   $417,926   $418,728
  Equity securities                     -          -            1          1
  Cash and cash equivalents          43,749     43,749     22,779     22,779
  Accrued investment income           5,703      5,703      5,988      5,988
  Premium balances receivable        55,074     55,074     53,707     53,707

Financial Liabilities:

  Other liabilities                  10,813     10,813      9,234      9,234
  Note payable                          -          -        2,800      2,800

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

11.  COMMITMENTS

The Company leases certain office facilities and equipment under operating leases. Minimum rental commitments under noncancelable leases are as follows:

(Dollars in Thousands)
                              1995          2,933
                              1996          2,119
                              1997          1,774
                              1998            376
                              1999            216
                              Thereafter       58
                                           ------
                                           $7,476
                                           ======

Total rental expense was $2,541,000, $2,512,000 and $2,291,000 in 1994, 1993
and 1992, respectively.

12.	LITIGATION

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

13.	PENDING TRANSACTION

On August 2, 1994, Armco entered into a definitive purchase agreement to sell the Company to Vik Brothers Insurance, Inc., a privately held, Raleigh, North Carolina based property and casualty insurance holding company. The sale is expected to close by April 7, 1995. In connection with the transaction, Vik would pay approximately $65 million at closing, and approximately $15 million, in three years, reduced by a potential adjustment for adverse experience in insurance reserves.

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD               SCHEDULE I

Summary of Investments - Other than Investments in Related Parties
As of December 31, 1994
(Dollars in thousands)
                                                                   Amount at
                                                                  which shown
                                                         Market     in the
Type of Investment                              Cost     Value   balance sheet
------------------------------------------------------------------------------

FIXED MATURITY INVESTMENTS:
  Bonds:
    United States Government and government
      agencies and authorities               $117,785    $108,824    $111,996
    Public utilities                           17,778      15,612      15,612
    All other corporate bonds                 240,896     229,107     229,107
                                             --------    --------    --------
TOTAL FIXED MATURITIES                        376,459     353,543     356,715
                                             --------    --------    --------
SHORT-TERM INVESTMENTS                         42,128      42,128      42,128
                                             --------    --------    --------
TOTAL INVESTMENTS                            $418,587    $395,671    $398,843
                                             ========    ========    ========

See notes to consolidated financial statements.

ARMCO FINANCIAL SERVICES GROUP -                                   SCHEDULE II
    COMPANIES TO BE SOLD (Parent Only)

Condensed Financial Information
Condensed Statements of Net Assets as of December 31, 1994 and 1993
(Dollars in thousands)
ASSETS:                                                     1994        1993
                                                          --------    --------
Investments:
  Equity securities at market value (cost $1)             $   -      $      1
  Investments in stock of subsidiaries accounted for on
    the equity method                                      89,673     131,943
Cash                                                            2           5
Other assets                                                6,579       6,802
                                                          --------   --------
TOTAL ASSETS                                              $96,254    $138,751
                                                          ========   ========
LIABILITIES AND NET ASSETS:
LIABILITIES:
  Other liabilities                                       $     2    $     59
  Note payable                                                -         2,800
                                                          --------   --------
TOTAL LIABILITIES                                               2       2,859
                                                          --------   --------
NET ASSETS                                                 96,252     135,892
                                                          --------   --------
TOTAL LIABILITIES AND NET ASSETS                          $96,254    $138,751
                                                          ========   ========

See notes to condensed financial information.


ARMCO FINANCIAL SERVICES GROUP -                                   SCHEDULE II
    COMPANIES TO BE SOLD (Parent Only)

Condensed Financial Information
Condensed Statements of Operations for the Years Ended December 31, 1994, 1993
and 1992
(Dollars in thousands)
                                                  1994       1993       1992
                                                --------   --------   --------
REVENUES:
  Net investment income                        $      1   $    -      $   -
                                                -------    -------    -------
    Total Revenues                                    1        -          -
                                                -------    -------    -------
EXPENSES:

  Interest expense                                   91        299        728
  Other expenses                                    185        216        230
                                                -------    -------    -------
Total Expenses                                      276        515        958
                                                -------    -------    -------
LOSS - BEFORE EQUITY IN NET INCOME (LOSS)
  OF SUBSIDIARIES                                  (275)      (515)      (958)
EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES      (6,300)    10,866     (1,659)
                                                -------    -------    -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE               (6,575)    10,351     (2,617)
                                                -------    -------    -------
  Cumulative effect on prior years of a change
    in accounting principle for postretirement
    benefits                                        -      (14,000)       -
                                                -------    -------    -------
NET LOSS                                        $(6,575)   $(3,649)   $(2,617)
                                                ========  ========    =======

See notes to condensed financial information.

ARMCO FINANCIAL SERVICES GROUP -                                   SCHEDULE II
    COMPANIES TO BE SOLD (Parent Only)

Condensed Financial Information
Condensed Statements of Cash Flows for the Years Ended December 31, 1994, 1993
and 1992
(Dollars in thousands)
                                                  1994       1993       1992
                                                --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $ (6,575)  $ (3,649)  $ (2,617)

Gain on sale of investments                          (1)       -          -
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Equity in net (income) loss of subsidiaries     6,300    (11,560)     1,659
  Cumulative effect of accounting changes           -       14,000        -
  Dividends received from subsidiaries            2,905      3,170      6,396
  Amortization                                      183        183        183
  Changes in:
    Other assets                                     40         23         (7)
    Other liabilities                               (57)       583       (107)
                                               --------   --------   --------
Total adjustments                                 9,370      6,399      8,124
                                               --------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES         2,795      2,750      5,507
                                               --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities              2        -          -
                                               --------   --------   --------
NET CASH PROVIDED BY INVESTING ACTIVITIES             2        -          -
                                               --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable               (2,800)    (2,800)    (5,600)
                                               --------   --------   --------
NET CASH USED IN FINANCING
  ACTIVITIES                                     (2,800)    (2,800)    (5,600)
                                               --------   --------   --------
CHANGE IN CASH AND CASH EQUIVALENTS                  (3)       (50)       (93)

CASH AND CASH EQUIVALENTS AT
	BEGINNING OF YEAR                                     5         55
148
                                               --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $      2   $      5   $     55
                                               ========   ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                         $    125   $    408   $    831

See notes to condensed financial information.

ARMCO FINANCIAL SERVICES GROUP -                                   SCHEDULE II
    COMPANIES TO BE SOLD (Parent Only)

Condensed Financial Information
Notes to Condensed Financial Information for the Years Ended December 31, 1994, 1993 and 1992

1. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of the AFSG - Companies to be Sold.

2.  Long-term debt consists of the following:

                                                        December 31,
                                                     1994          1993
                                                   --------      --------
Note payable                                         $0           $2,800
                                                     ==           ======

As partial financing of the acquisition of SICO, the Company entered into a $14,000,000 term loan agreement with a local bank in 1990. Under the terms of the loan agreement, the Company was required to make principal payments of $700,000 on March 31 and each quarter end thereafter until repaid in full. On March 31, 1994, the Company made a principal payment of $700,000. On
April 18, 1994, the outstanding balance of $2,100,000 was repaid in full.

3. NNHC depends on dividends from its subsidiaries to service debt and pay expenses. The payment of shareholder dividends by insurance companies without the prior approval of the state insurance regulators is limited to formula amounts based on net investment income, and capital and surplus determined in accordance with statutory accounting principles. At December 31, 1994, approximately $2.1 million of dividends are available without prior regulatory approval.

On April 25, 1994, NNHC contributed to NNCC all of the issued and outstanding capital stock of SICO, Inc. and its subsidiaries.

NNCC paid dividends to NNHC of $795,000 , $3,170,000 and $3,896,500 during the years ended December 31, 1994, 1993 and 1992, respectively.

In accordance with the terms of an order dated April 10, 1985 of the Insurance Commissioner of the State of California (the Commissioner), PNIC may not pay any dividend or other distribution unless the dividend is approved by the Commissioner. PNIC received approval for and paid dividends to NNHC of $1,000,000 during the year ended December 31, 1992.

SICO paid dividends to NNHC of $2,110,000 during the year ended
December 31, 1994 and $1,500,000 during the year ended December 31, 1992.

4. In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires fixed maturity investments which are available for sale to be recorded at market value. The Company adopted SFAS No. 115 on December 31, 1993.

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD              SCHEDULE IV

Reinsurance
For the Years Ended December 31, 1994, 1993 and 1992
(Dollars in thousands)
                                                        Assumed           Percentage
Property and Liability Insurance             Ceded       from             of Amount
Premium Earned for the Years Ended  Direct  to Other     Other     Net     Assumed
December 31,                        Amount  Companies  Companies  Amount    to Net
                                  --------  ---------  ---------  ------  ----------
  1994                            $202,108   $14,532    $28,693  $216,269    13.3%
                                  ========   =======    =======  ========

  1993                            $215,075   $15,181    $27,799  $227,693    12.2%
                                  ========   =======    =======  ========

  1992                            $223,543   $13,013    $29,356  $239,886    12.2%
                                  ========   =======    =======  ========


ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD               SCHEDULE V

Valuation and Qualifying Accounts
For the Years Ended December 31, 1994, 1993 and 1992
(Dollars in thousands)
                                                        Amounts -
                                                        Charged
                                        Balance at   (Credited) to   Balance
                                        Beginning      Costs and     at End
For the Years Ended December 31,        of Period       Expense     of Period

1994:
  Allowance for doubtful accounts        $1,757        $ (195)       $1,562
                                         ======        =======       ======
  Accumulated depreciation on
    property & equipment                 $7,914        $1,127        $9,041
                                         ======        =======       ======
  Amortization of goodwill               $  549        $  183       $   732
                                         ======        =======       ======

1993:

Allowance for doubtful accounts          $1,790        $  (33)       $1,757
                                         ======        =======       ======
  Accumulated depreciation on
    property & equipment                 $6,577        $1,337        $7,914
                                         ======        =======       ======
  Amortization of goodwill               $  366        $  183        $  549
                                         ======        =======       ======

1992:

Allowance for doubtful accounts          $1,409        $  381        $1,790
                                         ======        =======       ======
  Accumulated depreciation on
    property & equipment	           $5,469        $1,108        $6,577
                                         ======        =======       ======
  Amortization of goodwill               $  183        $  183        $  366
                                         ======        =======       ======

ARMCO FINANCIAL SERVICES GROUP - COMPANIES TO BE SOLD              SCHEDULE VI

Supplemental Information Concerning Property/Casualty Insurance Operations
For the Years Ended December 31, 1994, 1993 and 1992
(Dollars in thousands)
                                                     As of December 31
                                                 1994       1993       1992
                                               --------   --------   --------
Deferred policy acquisition costs             $ 19,934   $ 19,712   $ 19,727

Reserves for losses and loss adjustment
  expenses                                     308,423    297,553    284,309

Unearned premiums                               94,854     95,992    101,528


                                                     As of December 31
                                                 1994       1993       1992
                                               --------   --------   --------
Earned premiums                               $216,269   $227,693   $239,886

Net investment income                           29,424     43,693     44,139

Loss and loss adjustment expenses incurred:
  Current year                                 169,406    171,834    185,225
  Prior years                                      455      5,294     10,852

Amortization of policy acquisition costs        45,837     46,456     49,912

Paid loss and loss adjustment expenses         164,366    172,089    189,396

Net premiums written                           215,183    222,090    237,882

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

AFSG - Companies to be sold estimates losses for reported claims on an individual case basis. Case reserves are based on experience with a particular type of risk and the available information surrounding each individual claim. Case reserves are reviewed on a regular basis. As additional facts become available, the case reserves are adjusted as necessary. The stability of the case reserving process is monitored through comparison with ultimate settlement.

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