Form 10-Q
period 1995-03-31
ARMCO INC
filed 1995-05-05
CIK 7383

                                  FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended      March 31, 1995
                               --------------------------------------
                                           OR

      [  ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the transition period from                  to
                              -----------------    ------------------
Commission File No. 1-873-2
                   --------------------------------------------------
                                 ARMCO INC.
                                 ----------
          (Exact name of registrant as specified in its charter)

                 Ohio                                31-0200500
- ------------------------------------   ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

         One Oxford Centre, 301 Grant St., Pittsburgh, PA 15219-1415
         -----------------------------------------------------------
             (Address of principal executive offices, Zip Code)

                                (412) 255-9800
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

                ----------------------------------------------------
                (Former name, former address and former fiscal year,
                 if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                           Yes    X    No
                               -------    ------
             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                           Yes    X    No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at March 31, 1995:  105,918,066

                                      ARMCO INC.

                                        INDEX



                                                                         Page
                                                                         ----


Part I.  Financial Information

         Condensed Statement of Consolidated Financial Position -
            March 31, 1995 and December 31, 1994                           2

         Condensed Statement of Consolidated Operations and
            Retained Deficit -
            Three Months Ended March 31, 1995 and 1994                     3

         Condensed Statement of Consolidated Cash Flows -
            Three Months Ended March 31, 1995 and 1994                     4

         Notes to Condensed Consolidated Financial Statements            5-7

         Management's Discussion and Analysis of the Condensed
            Consolidated Financial Statements                           8-12

         Segment Report                                                   13


Part II.  Other Information

         Item 1   Legal Proceedings                                       14

         Item 4   Submission of Matters to a Vote of Security Holders     14

         Item 6   Exhibits and Reports on Form 8-K                        15

         Signatures                                                       16

         Exhibit 11  Computation of  Loss Per Common Share

                                  ARMCO INC.
            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 (Unaudited)
(Dollars in millions)                            March 31,      December 31,
                                                   1995             1994
                                               ----------        ----------
                           ASSETS
Current assets
  Cash and cash equivalents                    $   211.4         $   202.8
  Short-term liquid investments                      1.5              25.8
  Receivables, less allowance for
    doubtful accounts                              196.4             183.3
  Inventories (Note 2)                             182.9             165.5
  Net assets held for sale                           2.4              25.6
  Other (Note 10)                                   41.7              46.0
- ---------------------------------------------------------------------------
    Total current assets                           636.3             649.0

Investments
  Investment in National-Oilwell (Note 5)           79.9              79.5
  Investment in AFSG (Note 6)                       97.1              97.1
  Other, less allowance for impairment              38.4              39.9

Property, plant and equipment                    1,108.0           1,064.2
Accumulated depreciation                          (511.6)           (499.6)
- ---------------------------------------------------------------------------
Property, plant and equipment - net                596.4             564.6

Deferred tax asset                                 321.8             321.8
Goodwill and other intangible assets               153.1             156.4
Other assets                                        16.8              26.6
- ---------------------------------------------------------------------------
    Total assets                               $ 1,939.8         $ 1,934.9
- ---------------------------------------------------------------------------

        LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts and notes payable                   $   126.0         $   122.6
  Employee benefit obligations                     121.3             133.8
  Accrued salaries and wages                        31.4              32.7
  Other accrued liabilities                         92.0              90.8
  Current portion of long-term debt                 10.4              10.5
- ---------------------------------------------------------------------------
    Total current liabilities                      381.1             390.4

Long-term debt, less current portion               375.4             363.8
Long-term employee benefit obligations           1,269.6           1,255.3
Other liabilities                                  135.5             143.9
Commitments and contingencies (Notes 6 and 8)
Shareholders' deficit (Note 7)
  Preferred stock - Class A                        137.6             137.6
  Preferred stock - Class B                         48.3              48.3
  Common stock                                       1.1               1.1
  Additional paid-in capital                       961.8             956.3
  Retained deficit                              (1,392.5)         (1,390.4)
  Unrealized gain on equity securities (Note 10)    26.5              31.6
  Other                                             (4.6)             (3.0)
- ---------------------------------------------------------------------------
    Total shareholders' deficit                   (221.8)           (218.5)
- ---------------------------------------------------------------------------
    Total liabilities and
      shareholders' deficit                    $ 1,939.8         $ 1,934.9
- ---------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
                CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS
                            AND RETAINED DEFICIT
                                 (Unaudited)
(Dollars and shares in millions,
 except per share amounts)
                                                 Three Months Ended
                                                     March 31,
                                                  1995        1994
                                                --------    --------
Net sales                                     $   368.4   $   379.6

Cost of products sold                            (327.7)     (346.7)
Selling and administrative expenses               (24.2)      (23.8)
Special charge (Note 3)                             -         (20.0)
- ---------------------------------------------------------------------
Operating profit (loss)                            16.5       (10.9)

Interest income                                     3.7         1.9
Interest expense                                   (7.5)       (8.9)
Sundry other - net (Note 4)                       (11.2)      (10.7)
- ---------------------------------------------------------------------
Income (loss) before income taxes                   1.5       (28.6)

Provision for income taxes                         (0.2)       (0.2)
- ---------------------------------------------------------------------
Income (loss) from Armco and consolidated
  subsidiaries                                      1.3       (28.8)

Equity in income of equity companies (Note 5)       1.1         1.6
- ---------------------------------------------------------------------
Net income (loss)                                   2.4       (27.2)

Retained deficit, beginning of period          (1,390.4)   (1,450.3)
Preferred stock dividends                          (4.5)       (4.5)
- ---------------------------------------------------------------------
Retained deficit, end of period               $(1,392.5)  $(1,482.0)
- ---------------------------------------------------------------------

Weighted average number of common and common
equivalent shares outstanding - primary           105.6       104.1
Net loss applicable to common stock           $    (2.1)  $   (31.7)

Net loss per common share - primary           $   (0.02)  $   (0.30)
Net loss per common share - fully dilutive          *           *

Cash dividends per share
  $2.10 Class A                              $    0.525   $   0.525
  $3.625 Class A                                  0.906       0.906
  $4.50 Class B                                   1.125       1.125

* Antidilutive or dilution less than 3%
See Notes to Condensed Consolidated Financial Statements.

                                    ARMCO INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

(Dollars in millions)
                                                                       Three Months Ended
                                                                            March 31,
                                                                       ------------------
                                                                         1995      1994
                                                                       --------  --------
Cash flows from operating activities:
  Net income (loss)                                                    $   2.4   $  (27.2)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and lease-right amortization                           12.5       12.2
      Gain on sales of investments and facilities                         (1.5)       -
      Equity in net undistributed earnings of associated companies        (0.1)      (0.6)
      Special charge                                                       -         20.0
      Other                                                                3.4        3.1
  Change in assets and liabilities, net of effects of dispositions:
      Accounts receivable                                                (15.0)     (10.4)
      Inventory                                                          (16.8)      15.0
      Payables and accrued expenses                                        9.0        8.0
      Other assets and liabilities - net                                   8.7       (9.3)
- ------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                2.6       10.8
- ------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Net proceeds from the sale of businesses and assets                 15.7        0.8
      Proceeds from the sale and maturity of liquid investments           24.7        -
      Proceeds from the sale of investments                                1.3        4.6
      Purchase of investments                                             (1.0)      (6.9)
      Capital expenditures                                               (33.1)     (15.4)
      Net cash provided by (used in) businesses held for sale              4.4       (0.7)
      Other                                                                0.1        2.8
- ------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                     12.1      (14.8)
- ------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from drawdown of construction debt                          -          7.5
      Principal payments on debt                                           -         (5.6)
      Dividends paid                                                      (7.5)      (4.5)
      Other                                                                1.4       (1.0)
- ------------------------------------------------------------------------------------------
  Net cash used in financing activities                                   (6.1)      (3.6)
- ------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                    8.6       (7.6)
Cash and cash equivalents:
      Beginning of period                                                202.8      183.5
- ------------------------------------------------------------------------------------------
      End of period                                                    $ 211.4    $ 175.9
- ------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest (net of capitalization)                                 $   4.0    $   4.8
      Income taxes                                                         0.1        0.1
Supplemental schedule of noncash investing and financing activities:
      Issuance of restricted stock                                         4.4        -
      Debt incurred directly for property                                 11.6        -

See Notes to Condensed Consolidated Financial Statements.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)
(Dollars in millions,
except per share amounts)

 1. The condensed consolidated financial statements of Armco Inc. (Armco) should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1994. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly, in all material respects, the financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year 1995.

 2. Armco's inventories are valued at the lower of cost or market. Cost of inventories at most of Armco's domestic operations is measured on the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                                March 31,     December 31,
                                                  1995            1994
                                                ---------     ------------
Inventories on LIFO:
  Finished and semi-finished                 $ 172.4          $ 158.7
  Raw materials and supplies                    29.7             24.8
  Adjustment to state inventories
    at LIFO value                              (43.5)           (41.1)
                                              --------       ---------
       Total                                   158.6            142.4
                                              --------       ---------
Inventories on average cost:
  Finished and semi-finished                    15.5             14.8
  Raw materials and supplies                     8.8              8.3
                                              --------       ---------
       Total                                    24.3             23.1
                                              --------       ---------

       Total inventories                     $ 182.9          $ 165.5
                                             ========         =======


3. In the three months ended March 31, 1994, Armco recorded a special charge of $20.0 for expenses associated with the temporary idling and restructuring of its Mansfield and Dover, Ohio steelmaking and finishing facilities. These
facilities were idled in March of 1994.    Approximately two-thirds of the
charge was associated with group insurance and other benefits for employees while the plant was idled. The remainder of the charge related to asset writedowns. The Dover plant started limited production in early 1995 and the Mansfield facility resumed operating in early April 1995, coinciding with the start-up of its new thin-slab caster.

4. Sundry other - net in Armco's Condensed Statement of Consolidated Operations and Retained Deficit includes expense of $9.6 and $8.3 for the three months ended March 31, 1995 and 1994, respectively, for interest on employees benefit obligations related to facilities which have been discontinued. The increase is primarily due to the additional obligations recorded for units closed or sold in 1994.

5. Armco owns a 50% interest in National-Oilwell, an oil field equipment and supply joint venture with USX Corporation. National-Oilwell's results of operations for the three months ended March 31, 1995 and 1994 were as follows:

                                                 March 31,      March 31,
                                                   1995           1994
                                                -----------    ----------
    Net revenues                                 $ 135.9         $ 129.4
    Gross profit                                 17.7               19.5
    Net income                                    3.0                0.5

6. At March 31, 1995, Armco Financial Services Group (AFSG) consisted primarily of insurance companies which Armco intended to sell and which continued underwriting activities (AFSG companies to be sold) and insurance companies that had stopped writing new business and are being liquidated (runoff companies).

On April 7, 1995, the sale of the AFSG companies to be sold was completed. The proceeds from the sale consisted of $64.2 in cash at the closing and $15.0 to be received in three years. The latter amount is subject to potential adjustment for adverse experience in certain insurance reserves. Substantially all of these proceeds have been pledged as security for certain note obligations due to the runoff companies and will be retained in the investment portfolio of those companies. At March 31, 1995 and December 31, 1994, Armco's investment in the AFSG companies to be sold was recorded at estimated net realizable value of $73.9. Upon completion of the sale, this amount became part of Armco's investment in the runoff companies.

The runoff companies are accounted for by Armco as discontinued operations under the liquidation basis of accounting whereby all future cash inflows and outflows are considered. Armco management continues to believe, based on current facts and circumstances and the views of outside counsel and advisors, that future charges, if any, resulting from the runoff companies will not be material to Armco's financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments could have a material effect on the results of one or more future interim or annual periods. As of March 31, 1995 and December 31, 1994, Armco's investment in the net assets of the runoff companies was $23.2.

There are various matters pending which involve AFSG, relating to litigation, arbitration and regulatory affairs, including matters related to Northwestern National Insurance Company, a runoff company currently involved in, among other matters, arbitration and litigation with respect to certain reinsurance programs. The ultimate liability from such matters at March 31, 1995 cannot be determined; but in Armco's opinion, based on current facts and circumstances and the views of outside counsel and advisors, any liability resulting will not materially affect Armco's financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

  7. Under the terms of Armco's $170.0 amended credit agreement, Armco is not permitted to pay cash dividends on its common stock. The payment of dividends on preferred stock is prohibited if Armco is in default under the credit agreement.

Under the terms of the indentures for Armco's 11.375% Senior Notes Due 1999 and 9.375% Senior Notes Due 2000, Armco cannot pay a dividend on its common stock or repurchase its capital stock, unless it meets certain financial tests described in the indentures. Armco does not expect to be able to meet all of these tests in the near term.

At its April 1995 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Class A, $3.625 Cumulative Convertible Class A and $4.50 Cumulative Convertible Class B preferred stock issues.

8. A subsidiary of LTV Steel Company and First Taconite Company, a subsidiary of Armco, each owned a 50% interest in the properties and assets of Reserve Mining Company (Reserve Mining), a Minnesota partnership that produced taconite iron ore pellets and which filed for reorganization under Chapter 11 in 1986. On August 17, 1989, Cyprus Northshore Mining Corporation (Cyprus), a wholly-owned subsidiary of Cyprus Minerals Company, purchased the assets of Reserve Mining. On that date, Armco and First Taconite Company entered into an agreement with the State of Minnesota, the Reserve Mining Company bankruptcy trustee and Cyprus, whereby Cyprus agreed to operate the Reserve Mining facility and, upon the purchase by AK Steel Holding Corporation (formerly Armco Steel Company, L.P.) of certain quantities of iron ore pellets produced by the facility, or upon an approved modification to a tailings disposal site closure plan by the state as provided in the agreement, Cyprus agreed to assume closure and perpetual maintenance obligations of the tailings disposal site. Cyprus continues to operate the facility and Armco expects that either the purchase of such specified quantities or the approved modification will occur in 1995.

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

Like other manufacturers, Armco is subject to various environmental laws. These laws require expenditures to assure Armco's compliance to remediate sites where contamination has occurred. Compliance costs are either expensed as they are incurred or, when appropriate, are recorded as capital expenditures. Armco has accrued its estimate of remediation costs for sites where it is probable that a liability has been incurred and the amount can be reasonably estimated. The recorded amounts are currently believed by management to be sufficient. However, such estimates could significantly change in future periods to reflect new laws or regulations, advances in technologies, additional sites requiring remediation, new remediation requirements at existing sites, and Armco's share of liability at multi-party sites. Armco believes, based on current facts and circumstances, that its ultimate liability for environmental matters identified to date, will not materially affect its consolidated financial condition or liquidity.
However, it is possible that due to fluctuations in Armco's results, future developments with respect to environmental matters could have a material effect on the results of operations of future interim or annual periods.

At March 31, 1995, Armco had recorded on its Condensed Statement of Consolidated Financial Position, legal and environmental reserves of $86.0, of which $22.1 was classified as current.

9. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of
                                           --------------------------------
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  This
- -------------------------------------------------------------
statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that such assets, that are to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable; and that such assets, that are to be disposed of, be reported at the lower of carrying amount or fair value less cost to sell, unless the assets are considered a discontinued operation as defined by Accounting Principle Board Opinion No. 30. Armco is required to adopt this statement no later than 1996. While a study of the effects of this statement has not been completed, Armco believes that there will be no material impact on its Condensed Statement of Consolidated Financial Position or Condensed Statement of Consolidated Operations as a result of adoption of this statement.

10. On May 4, 1995, Armco announced that it had completed a series of trades resulting in the sale of 1,023,987 shares of AK Steel Holding Corporation (AK Steel) common stock. As a result of the sales, Armco realized total net proceeds of $27.2. Armco had received the stock, which represented approximately four percent of the outstanding common stock of AK Steel, in April 1994 as part of the initial public offering and recapitalization of that company. With the completion of these transactions, Armco no longer owns any stock in AK Steel.

In connection with the sales, Armco will record a gain of $25.9 or $0.24 per share in the second quarter of 1995. Armco will use available capital loss carryforwards to offset federal and state income taxes on this gain.

At March 31, 1995 and December 31, 1994, the investment in AK Steel stock was recorded in Other current assets with a corresponding credit in Unrealized gain on equity securities, in the Condensed Statement of Consolidated Financial Position.

11.  Information relating to Armco's industry segments can be found on page
13.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  -------------------------------------------
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                  (Dollars in millions, except per share data)

GENERAL
- -------
During the first three months of 1995, the previously announced asset sale by Eastern Stainless Corporation (Eastern Stainless) was completed. Eastern Stainless, an 84%-owned subsidiary of Armco Inc. (Armco), completed the sale of substantially all of its assets to Avesta Sheffield Holding Company (Avesta Sheffield) on March 14, 1995, receiving approximately $10.1 in cash and the assumption of certain Eastern Stainless liabilities. Cash received on the sale will be used to satisfy normal operating and employee benefit obligations not assumed by Avesta Sheffield. Net liabilities not satisfied by the sale proceeds or assumed by Avesta Sheffield have been retained by Armco. Such liabilities retained by Armco totaled approximately $50.0. Upon completion of the transaction, Eastern Stainless had no assets remaining as a corporate legal entity and was dissolved and its corporate existence terminated without any shareholder distribution.

On April 7, 1995, the sale of the Armco Financial Services Group ongoing insurance companies was completed. The sale is more fully described under DISCONTINUED OPERATIONS, below.

Armco's results in the first quarter of 1995 and 1994 were as follows:
                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                               1995        1994
                                              ------      ------
   Net sales                                  $368.4      $379.6
   Special charge                                --        (20.0)
   Operating profit (loss)                      16.5       (10.9)
   Net income (loss)                             2.4       (27.2)
   Net loss per common share                   (0.02)      (0.30)

Sales in the three months ended March 31, 1995 decreased 3% from the same period in 1994, primarily because of the idling of operations at the Mansfield and Dover, Ohio steelmaking and finishing plants in March of last year. This decrease was largely offset by an 11% increase in sales from the Specialty Flat-Rolled Steel segment. The increase was achieved despite the divestiture of Eastern Stainless which had $19.2 of sales in the first quarter of 1994 and was not consolidated in the three months ended March 31, 1995.

As a result of the decision to idle and restructure Mansfield and Dover, Armco recognized a $20.0 special charge in the first quarter of 1994. Excluding the effects of the special charge, operating profit increased 81% in 1995 compared to first quarter 1994 as a result of improved volume, pricing and productivity in the Specialty Flat-Rolled Steel segment.

Net loss per common share reflects the deduction of $4.5 per quarter for preferred stock dividends declared.

BUSINESS SEGMENT RESULTS
- ------------------------

Specialty Flat-Rolled Steel
- ---------------------------
                                            Three Months Ended
                                                  March 31,
                                            ------------------
                                             1995        1994
                                            ------      ------
   Net sales                                $293.3      $263.2
   Operating profit                           47.1        30.1

   Shipments (tons 000s)                       187         177
   Raw steel produced (tons 000s)              239         212
   Capability utilization                      109 %        99 %

Customer sales and tons shipped increased by 11% and 6%, respectively, in the first quarter of 1995 versus 1994, as strong market demand for all product lines in this business segment continued. While the Butler, Pennsylvania, and Zanesville and Coshocton, Ohio plants produced at full capability in both periods, productivity improvements increased output in 1995.

On January 2, 1995, price increases of 5% to 7% went into effect for electrical steels. Due to the strong market conditions, these increases, as well as increases in stainless steel prices announced in late 1994 and early 1995, are expected to remain in effect. Prices for products containing molybdenum, nickel and chrome have also been favorably impacted by raw material price surcharges placed in effect in the first quarter of 1995.

Operating profit as a percent of sales for the three months ended March 31, 1995 and 1994 was 16% and 11%, respectively, reflecting improved volume, productivity and a favorable product mix, as well as elimination of the operating losses of Eastern Stainless. In the third quarter of 1994, Armco announced that Eastern Stainless was selling its assets to Avesta Sheffield, a stainless steel plate manufacturer. As of September 30, 1994, Armco stopped recording Eastern Stainless' results; and the sale was completed on March 14, 1995. During the first quarter of 1994, Armco recognized $19.2 of sales and a small operating loss from Eastern Stainless. Partially offsetting the favorable effects on operating profit were higher raw material costs, including those on scrap steel and alloys.

Outlook: Operating results are expected to continue to improve relative to 1994 as a result of continued strong market conditions, improved production efficiencies and scheduled price increases. Until Mansfield become fully operational, demand for electrical steel is expected to exceed Armco's ability to supply. At March 31, 1995, order backlog for all products was 59% higher than one year ago and 22% higher than December 31, 1994. However, Armco is cautious regarding its automotive-related business based on that industry's disappointing first quarter sales.

The Mansfield Operations, while still part of the Other Steel and Fabricated Products segment, will use a portion of its capacity to melt and finish specialty steels following the successful start-up of the thin-slab caster and hot strip mill. Sales of these specialty steel products will be reported in the Specialty Flat-Rolled Steel business segment. Mansfield's specialty steel production is expected to relieve some of Armco's melt constraints. Testing of the Mansfield equipment for the production of specialty steels is expected to occur in the latter part of the second quarter of this year.

In 1994, Armco announced an expanded capital improvement program under which it will spend up to $95.0 over the next two years to upgrade and expand its specialty steel finishing facilities. The program is intended to reduce existing production constraints by increasing specialty steel finishing capacity approximately 180,000 tons per year, particularly in electrical steels, specialty sheet and strip products, and nonautomotive chrome stainless.

Other Steel and Fabricated Products
- -----------------------------------
                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                             1995        1994
                                            ------      ------
   Net sales                                $ 75.1      $116.4
   Special charge                              --        (20.0)
   Operating loss                            (23.1)      (34.1)

Net sales decreased by 35% in the first quarter of 1995 compared to the same period in 1994. The shortfall was primarily due to the continued idling of the Mansfield Operations. As a result of the temporary idling and restructuring of the steelmaking facilities in Mansfield and Dover, Ohio, first quarter sales were down $44.6 from last year.

Excluding the $20.0 special charge recorded in the first quarter of 1994 for the temporary idling and restructuring of Mansfield and Dover, the operating loss in this segment increased 64%. Armco's Mansfield Operations' operating loss increased $2.4 from the first quarter last year. As a result of losses generated as an idled facility in addition to higher costs incurred as the plant prepared to start-up with its new and modernized equipment, this facility's operating loss was $24.0 in the first quarter of 1995.

Douglas Dynamics' operating profit was down substantially from the record-setting results of last year due to lower sales as a result of the recent mild winter. The first quarter is traditionally the slowest for the snowplow manufacturer, but last year's near record snowfall caused much higher than normal sales in the 1994 first quarter. The first quarter 1995 results are considered normal for this business. Despite an increase in sales, Sawhill Tubular had slightly lower operating profit in the first quarter of 1995, primarily due to higher carbon steel prices.

Outlook: The Mansfield Operations started up at the beginning of April, successfully casting and hot rolling carbon steel. However, for the second quarter, losses approximating the levels experienced in the first quarter are expected. And while anticipating losses at Mansfield into the third quarter, Armco expects the facility to be fully operational in carbon and automotive chrome steels, and be able to return to profitability sometime in the fourth quarter.

Douglas Dynamics' sales and earnings are expected to be lower in 1995 than in 1994, driven by the lack of snow last winter compared to the prior two years. Sawhill Tubular's sales and profits are expected to remain flat or rise slightly through the end of the year. Armco continues to review the operations and prospects of Sawhill Tubular to determine how these operations fit into Armco's future.


EQUITY AND OTHER INVESTMENTS
- ----------------------------
In the three months ended March 31, 1995 and 1994, Armco recognized $1.1 and $1.6, respectively, of equity income from its investments in joint ventures and equity companies. The 1994 first quarter income primarily represented the results of, and commission income from, North American Stainless (NAS), a former 50%-owned joint venture with Acerinox S.A. Armco sold 90% of its investment in NAS in the third quarter of 1994. First quarter 1995 equity income consisted primarily of the results of National-Oilwell, a 50%-owned joint venture with USX Corporation. National-Oilwell sells oil field tubular pipe, and produces and sells drilling and production equipment and process pumps used in the world's oil and gas services industry. National-Oilwell recorded sales and net income of $135.9 and $3.0, respectively, compared to first quarter 1994 sales and net income of $129.4 and $0.5. The higher net income relative to the 5% increase in revenues reflects the benefits of rationalization and restructuring efforts undertaken by the joint venture in the past few years. In the first quarter of 1995, Armco received a $1.0 cash dividend from National-Oilwell.

National-Oilwell maintains its own cash and credit lines and funds its own operations, liabilities and capital expenditures. National-Oilwell has a $60.0 credit facility which expires in the first quarter of 1998.

Armco does not consider National-Oilwell part of its core business and, therefore, continues to evaluate its options with respect to the investment in this joint venture.

On May 4, 1995, Armco announced that it had completed a series of trades resulting in the sale of 1,023,987 shares of AK Steel Holding Corporation (AK Steel) common stock. As a result of the sales, Armco realized total net proceeds of $27.2. Armco had received the stock, which represented approximately four percent of the outstanding common stock of AK Steel, in April 1994 as part of the initial public offering and recapitalization of that company. With the completion of these transactions, Armco no longer owns any stock in AK Steel.

In connection with the sales, Armco will record a gain of $25.9 or $0.24 per share in the second quarter of 1995. Armco will use available capital loss carryforwards to offset federal and state income taxes on this gain.



DISCONTINUED OPERATIONS
- -----------------------
Armco Financial Services Group
- ------------------------------
At March 31, 1995, the Armco Financial Services Group consisted primarily of insurance companies which Armco intended to sell and which continued underwriting policies (AFSG companies to be sold) and insurance companies that have stopped writing new business for retention and are being liquidated (runoff companies).

AFSG companies to be sold

On April 7, 1995, Armco completed the sale of the AFSG companies to be sold to Vik Brothers Insurance Inc., a privately held, North Carolina-based property and casualty insurance holding company. The proceeds from the sale, consisted of $64.2 in cash at the closing and $15.0 to be received in three years. The latter amount is subject to potential adjustment for adverse experience in certain insurance reserves. Substantially all of the proceeds have been pledged as security for certain note obligations due to the runoff companies and will be retained in the investment portfolio of those companies.

Runoff companies

The addition of the proceeds from the sale of the AFSG companies to be sold to the investment portfolio of the runoff companies is expected to have a long-term positive effect on the liquidity and future strength of these companies. Armco management continues to believe, based on current facts and circumstances and the views of outside counsel and advisors, that future charges, if any, resulting from the runoff companies will not be material to Armco's financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments could have a material effect on the results of one or more future interim or annual periods.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
At March 31, 1995, Armco had $211.4 of cash and cash equivalents compared to $202.8 at December 31, 1994. In addition, Armco had $1.5 and $25.8 of short-term liquid investments at March 31, 1995 and December 31, 1994, respectively. Total cash and cash equivalents increased $8.6 during the first three months of 1995, including $24.7 from the maturity of liquid investments and $17.0 for proceeds on the sale of assets and investments. Partially offsetting these cash inflows were capital expenditures and $7.5 for preferred stock dividends. Capital expenditures totaling $44.7 are presented in the Condensed Statement of Consolidated Cash Flows, net of $11.6 of direct project financing related to the Mansfield thin-slab caster. Operating activities provided $2.6 in cash.

In addition to the cash on hand, Armco has a $170.0 revolving credit facility that expires on December 31, 1995. At March 31, 1995, $80.4 of the credit facility was used as support for letters of credit and $89.6 was available for borrowing. Borrowings under the credit facility are secured by certain of Armco's inventories and receivables. As amended in 1994, the credit agreement requires Armco to be in compliance with several covenants and meet certain ratio requirements. Based on its current financial condition and internal forecasts through the end of 1995, Armco believes that it will remain in compliance with all covenants.

As discussed above Armco completed the divestments of Eastern Stainless and the AFSG companies to be sold in 1995. The Eastern Stainless sale generated approximately $10.1 in cash, which will be used to partially fund approximately $50.0 of liabilities Armco retained as part of the transaction. Proceeds from the April 7, 1995 sale of the AFSG companies to be sold, totaling $64.2, have been retained in the investment portfolio of the runoff companies and will not be available to Armco.

Armco anticipates that its 1995 cash expenditures for capital projects will total approximately $125.0, including $34.0 for expenditures to complete the thin-slab caster at Mansfield, $40.0 of the $95.0 expanded capital improvement program and the remainder for normal replacement, environmental and expansion programs. In addition, Armco anticipates that for the year, a total of $16.2 of capital expenditures for the thin-slab caster will be paid by direct project financing.

Armco has no significant debt commitments due through the end of the year. However, Armco expects to contribute from $15.0 to $65.0 to its major pension funds during the remainder of 1995. The capital expenditures and pension funding will be paid out of existing cash balances, cash generated from operations and the sales of assets, including the sale of Armco's investment in AK Steel common stock.

On April 28, 1995, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative Convertible Preferred Stock, Class A, and $.90625 per share on the $3.625 Cumulative Convertible Preferred Stock, Class A, each payable June 30, 1995 to shareholders of record on June 2, 1995. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable July 3, 1995, to shareholders of record on June 2, 1995. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and under the terms of the amended bank credit agreement.

NEW ACCOUNTING STANDARD
- -----------------------
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that such assets, that are to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable; and that such assets, that are to be disposed of, be reported at the lower of carrying amount or fair value less cost to sell, unless the assets are considered a discontinued operation as defined by Accounting Principle Board Opinion No. 30. Armco is required to adopt this statement by not later than 1996. While a study of the effects of this statement has not been completed, Armco believes that there will be no material impact on its Condensed Statement of Consolidated Financial Position or Condensed Statement of Consolidated Operations as a result of adoption of this statement.

                                  ARMCO INC.
                                SEGMENT REPORT
                                  (Unaudited)
(Dollars in millions)
                                     1995                  1994
                                   -------  ---------------------------------
                                     1st      4th      3rd      2nd      1st
                                     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.
                                   -------  -------  -------  -------  -------
Specialty Flat-Rolled Steel:
  Customer sales                   $293.3   $237.0   $279.1   $269.2   $263.2
  Special charge                      -        -      (15.0)     -        -
  Operating profit                   47.1     34.0     27.5     34.7     30.1

Other Steel and Fabricated Products:
  Customer sales                     75.1     98.1     88.9     85.7    116.4
  Special charge                      -        -        -        -      (20.0)
  Operating loss                    (23.1)    (3.1)    (4.6)   (13.1)   (34.1)

Corporate General                    (7.5)    (8.5)    (9.2)    (7.6)    (6.9)
- ------------------------------------------------------------------------------
Total operating profit (loss)        16.5     22.4     13.7     14.0    (10.9)

Interest income                       3.7      3.3      3.4      1.9      1.9
Interest expense                     (7.5)    (8.3)    (8.2)    (8.4)    (8.9)
Gain on sale of investments in
  joint ventures                      -        -       26.1     36.5      -
Sundry other - net                  (11.2)   (10.9)   (12.8)   (10.4)   (10.7)
Credit (provision) for income taxes  (0.2)    (0.5)    (0.4)    29.8     (0.2)
- ------------------------------------------------------------------------------
Income (loss) of Armco and
  consolidated subsidiaries           1.3      6.0     21.8     63.4    (28.8)

Equity in income of equity companies  1.1      3.6      3.6      6.5      1.6
- ------------------------------------------------------------------------------
Net income (loss)                  $  2.4   $  9.6   $ 25.4   $ 69.9   $(27.2)
==============================================================================

See Notes to Condensed Consolidated Financial Statements

Item 1.     Legal Proceedings
            ------------------

There are various claims pending against Armco and its subsidiaries involving product liability, antitrust, patent, insurance arrangements, environmental and hazardous waste matters, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended December 31, 1994 (the Form 10-
K).

As previously described in the Form 10-K, on April 25, 1994, an action entitled Larry B. Ricke, Trustee v. Armco was filed in the United States
         --------------------------------
District Court for the District of Minnesota by the Trustee appointed by the Pension Benefit Guaranty Corporation (PBGC) for the purpose of recovering from Reserve Mining Company assets to satisfy Reserve Mining Company's liability for pension benefit entitlements which are in addition to those guaranteed by the PBGC. The pension benefits which are the subject of this action were part of the class settlement of United Steelworkers of America v. Armco.
                           ---------------------------------------
Approximately fifteen hundred members of the class signed individual releases (the 19 members who did not are plaintiffs in Warner, Donovan, et. al. v.
                                              ---------------------------
Armco) releasing Armco from all claims, liabilities, etc. based upon or which
- -----
arise out of any Reserve Employee Pension Benefit Plan. Armco filed a Motion to Dismiss the complaint on the basis of said releases which the court denied
on March 28, 1995.   Armco has filed a motion seeking interlocutory appellate
review of the denial of the Motion to Dismiss.

As previously described in the Form 10-K, in the case Rosa Ann Barrett, et al.
                                                      -----------------------
v. Atlantic Richfield Company, et al., on September 20, 1994, the court
- -------------------------------------
entered a final order denying plaintiff's motion for rehearing or new trial and dismissing all of plaintiffs' claims in this case. The Barrett plaintiffs
                                                            -------
filed a notice of appeal on October 19, 1994. On April 26, 1995, the Fifth Circuit Court of Appeals dismissed the appeal for failure to prosecute.

The total liability on the foregoing claim and those other claims described under ITEM 3. LEGAL PROCEEDINGS in the Form 10-K is not determinable; but, in the opinion of management, the ultimate liability resulting will not materially affect the consolidated financial condition or liquidity of Armco and its subsidiaries; however, it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Annual Meeting of Shareholders was held on April 28, 1995, and all eight nominees to the Board of Directors named in Armco's Proxy Statement were elected. Approximately 86% of the outstanding common and preferred shares were voted. The vote on the election was as follows:


       Name                    For                    Withheld
       ----                    ---                    ---------
    John J. Burns, Jr.        93,269,407              1,928,344
    David A. Duke             93,226,286              1,971,465
    John C. Haley             93,095,333              2,102,417
    Paul H. Henson            91,632,786              3,565,405
    Bruce E. Robbins          93,184,058              2,013,693
    Burnell R. Roberts        93,153,937              2,043,813
    John D. Turner            93,263,559              1,934,192
    James F. Will             93,264,893              1,932,583

A resolution to consider and adopt the 1995 Directors Stock Purchase and Deferred Compensation Plan (Director Plan) to give non-employee directors of Armco a direct and personal financial stake in Armco by paying them up to 100% (but not less than 25%) of the annual retainer fee for service on the Board in shares of Armco common stock in lieu of cash during the term of the Director Plan was submitted and approved by the shareholders. The vote on the resolution was as follows:

                                                                     Broker
      Voting Classes         For         Against       Abstain      Nonvotes
      --------------         ---         -------       -------      --------
Common, $2.10 and
$3.625 Preferred Stocks   90,175,907     4,232,269     788,473      1,102


In addition, a resolution to adopt the Annual Incentive Compensation Plan, a performance based plan intended to enable Armco better to preserve tax deductibility of compensation expenses under Section 162(m) of the Internal Revenue Code, was submitted and approved by the shareholders. The vote on the resolution was as follows:

                                                                     Broker
      Voting Classes         For         Against       Abstain      Nonvotes
      --------------         ---         -------       -------      --------
Common, $2.10 and
$3.625 Preferred Stocks   86,256,094     8,100,299     827,238      24,120


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.       The following is an index of the exhibits included in the Form 10-Q:

         Exhibit 10     1995 Directors Stock Purchase and Deferred
                        Compensation Plan

         Exhibit 10.1   Annual Incentive Compensation Plan


         Exhibit 11     Computation of Loss Per Common Share

B.       The following Reports on Form 8-K were filed by Armco since
         December 31, 1994.

         Report Date                            Description
         -----------                            -----------

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

        April 7, 1995                Reporting that on April 7, 1995, Armco
                                     completed the sale of its ongoing
                                     insurance operations, Northwestern
                                     National Holding Company, Inc. and its
                                     subsidiaries, to Vik Brothers
                                     Insurance, Inc.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                                    Armco Inc.
                                    -----------------------------------------
                                    (Registrant)




Date       May 5, 1995              /s/ D. G. Harmer
     -----------------------        -----------------------------------------
                                    D. G. Harmer
                                    Vice President and Chief Financial Officer




Date       May 5, 1995              /s/ P. G. Leemputte
     -----------------------        -----------------------------------------
                                    P. G. Leemputte
                                    Vice President and Controller