Form 10-Q
period 1995-06-30
ARMCO INC
filed 1995-08-14
CIK 7383

                                  FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended      June 30, 1995
                               --------------------------------------
                                           OR

      [  ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the transition period from                  to
                              -----------------    ------------------
Commission File No. 1-873-2
                   --------------------------------------------------
                                 ARMCO INC.
                                 ----------
          (Exact name of registrant as specified in its charter)

                 Ohio                                31-0200500
------------------------------------   ------------------------------------
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
                           Yes    X    No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at July 31, 1995:  106,141,961

                                   ARMCO INC.

                                     INDEX


[CAPTION]
                                                                          Page

Part I.    Financial Information

           Condensed Statement of Consolidated Financial Position -
              June 30, 1995 and December 31, 1994                            2

           Condensed Statement of Consolidated Operations and
              Retained Deficit - Three and Six Months Ended
              June 30, 1995 and 1994                                         3

           Condensed Statement of Consolidated Cash Flows -
              Six Months Ended June 30, 1995 and 1994                        4

           Notes to Condensed Consolidated Financial Statements            5-8

           Management's Discussion and Analysis of the Condensed
              Consolidated Financial Statements                           9-13

           Segment Report                                                   14


Part II.   Other Information

           Item 1.   Legal Proceedings                                     15

           Item 5.   Other Information                                     16

           Item 6.   Exhibits and Reports on Form 8-K                      16

           Signatures                                                      17

           Exhibit 11 Computation of Income Per Common Share

                                  ARMCO INC.
            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 (Unaudited)
(Dollars in millions)                            June 30,       December 31,
                                                   1995             1994
                                               ----------        ----------
                           ASSETS
Current assets
  Cash and cash equivalents                    $   204.2         $   202.8
  Short-term liquid investments                      1.5              25.8
  Receivables, less allowance for
    doubtful accounts                              197.7             183.3
  Inventories (Note 2)                             197.8             165.5
  Net assets held for sale                           -                25.6
  Other (Note 6)                                    30.2              46.0
---------------------------------------------------------------------------
    Total current assets                           631.4             649.0

Investments
  Investment in National-Oilwell (Note 5)           83.2              79.5
  Investment in AFSG (Note 7)                       85.6              97.1
  Other, less allowance for impairment              38.6              39.9

Property, plant and equipment                    1,157.8           1,064.2
Accumulated depreciation                          (524.0)           (499.6)
---------------------------------------------------------------------------
Property, plant and equipment - net                633.8             564.6

Deferred tax asset                                 321.8             321.8
Goodwill and other intangible assets               151.3             156.4
Other assets                                        14.4              26.6
---------------------------------------------------------------------------
    Total assets                               $ 1,960.1         $ 1,934.9
---------------------------------------------------------------------------

        LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts and notes payable                   $   146.2         $   122.6
  Employee benefit obligations                     125.6             133.8
  Accrued salaries and wages                        33.8              32.7
  Other accrued liabilities                         78.2              90.8
  Current portion of long-term debt                 10.0              10.5
---------------------------------------------------------------------------
    Total current liabilities                      393.8             390.4

Long-term debt, less current portion               375.4             363.8
Long-term employee benefit obligations           1,270.9           1,255.3
Other liabilities                                  134.1             143.9
Commitments and contingencies (Notes 7 and 9)
Shareholders' deficit (Note 7)
  Preferred stock - Class A                        137.6             137.6
  Preferred stock - Class B                         48.3              48.3
  Common stock                                       1.1               1.1
  Additional paid-in capital                       962.9             956.3
  Retained deficit                              (1,361.0)         (1,390.4)
  Unrealized gain on equity securities (Note 6)      -                31.6
  Other                                             (3.0)             (3.0)
---------------------------------------------------------------------------
    Total shareholders' deficit                   (214.1)           (218.5)
---------------------------------------------------------------------------
    Total liabilities and
      shareholders' deficit                    $ 1,960.1         $ 1,934.9
---------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                    -2-

                                  ARMCO INC.
                 CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS
                             AND RETAINED DEFICIT
                                 (Unaudited)
(Dollars and shares in millions,
  except per share amounts)
                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     -------------------   ------------------
                                       1995       1994       1995       1994
                                      ------     ------     ------     ------
Net sales                          $   390.6  $   354.9  $   759.0  $   734.5

Cost of products sold                 (342.0)    (316.3)    (669.7)    (663.0)
Selling and administrative expenses    (22.8)     (24.6)     (47.0)     (48.4)
Special charge (Note 3)                  -          -          -        (20.0)
------------------------------------------------------------------------------
Operating profit                        25.8       14.0       42.3        3.1

Interest income                          3.2        1.9        6.9        3.8
Interest expense                        (8.5)      (8.4)     (16.0)     (17.3)
Gain on sales of investments in joint
   venture and related stock (Note 6)   25.9       36.5       27.2       36.5
Sundry other - net (Note 4)            (12.4)     (10.4)     (24.9)     (21.1)
------------------------------------------------------------------------------
Income before income taxes              34.0       33.6       35.5        5.0

Credit (provision) for income
   taxes (Note 6)                       (0.6)      29.8       (0.8)      29.6
------------------------------------------------------------------------------
Income from Armco and consolidated
   subsidiaries                         33.4       63.4       34.7       34.6

Equity in income of equity companies
   (Note 5)                              2.5        6.5        3.6        8.1
------------------------------------------------------------------------------
Net income                              35.9       69.9       38.3       42.7

Retained deficit, beginning of
   period                           (1,392.5)  (1,482.0)  (1,390.4)  (1,450.3)
Preferred stock dividends               (4.4)      (4.4)      (8.9)      (8.9)
------------------------------------------------------------------------------
Retained deficit, end of period    $(1,361.0) $(1,416.5) $(1,361.0) $(1,416.5)

Weighted average number of common
   and common equivalent shares
   outstanding - primary               106.2      104.6      106.0      104.4
Net income applicable to common
   stock                          $     31.5  $    65.5  $    29.4  $    33.8

Net income per common share -
   primary                        $     0.30  $    0.63  $    0.28  $    0.32
Net income per common share -
   fully dilutive                       0.28       0.55        *          *

Cash dividends per share

   $2.10 Class A                  $    0.525  $   0.525  $   1.050  $   1.050
   $3.625 Class A                      0.906      0.906      1.813      1.813
   $4.50 Class B                       1.125      1.125      2.250      2.250

*  Antidilutive or dilution less than 3%

See Notes to Condensed Consolidated Financial Statements.

                                      -3-

                                    ARMCO INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

(Dollars in millions)
                                                                        Six Months Ended
                                                                             June 30,
                                                                       ------------------
                                                                         1995      1994
                                                                       --------  --------
Cash flows from operating activities:
  Net income                                                           $  38.3   $   42.7
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and lease-right amortization                           26.0       24.6
      Net gain on sales of investments and facilities                    (28.4)     (37.2)
      Deferred income tax benefit                                          -        (30.0)
      Equity in net undistributed earnings of associated companies        (2.5)      (5.7)
      Special charge                                                       -         20.0
      Other                                                                6.4        3.5
  Change in assets and liabilities, net of effects of dispositions:
      Accounts receivable                                                (30.3)      (8.2)
      Inventory                                                          (31.1)      28.2
      Payables and accrued expenses                                       25.7       10.9
      Other assets and liabilities - net                                  19.4      (28.1)
------------------------------------------------------------------------------------------
  Net cash provided by operating activities                               23.5       20.7
------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Net proceeds from the sale of businesses and assets                 20.3        1.8
      Proceeds from the sale and maturity of liquid investments           24.7        -
      Proceeds from the sale of investments                               29.8       15.9
      Purchase of investments                                             (1.2)      (8.3)
      Contributions to equity investees                                    -         (6.1)
      Capital expenditures                                               (85.8)     (41.0)
      Net cash used in businesses held for sale                           (0.5)      (2.5)
      Other                                                               (0.1)       2.7
------------------------------------------------------------------------------------------
  Net cash used in investing activities                                  (12.8)     (37.5)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from drawdown of construction debt                          -          7.5
      Principal payments on debt                                          (0.5)     (10.9)
      Dividends paid                                                     (12.0)      (8.9)
      Other                                                                3.2       (2.3)
------------------------------------------------------------------------------------------
  Net cash used in financing activities                                   (9.3)     (14.6)
------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                    1.4      (31.4)
Cash and cash equivalents:
      Beginning of period                                                202.8      183.5
------------------------------------------------------------------------------------------
      End of period                                                    $ 204.2    $ 152.1
------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest (net of capitalization)                                 $  14.9    $  17.3
      Income taxes                                                         0.1        0.1
Supplemental schedule of noncash investing and financing activities:
    Issuance of restricted stock                                           4.4        2.5
    Debt incurred directly for property                                   11.6        -
    Not receivable in partial payment for asset sale                       1.0        -

See Notes to Condensed Consolidated Financial Statements.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
(Dollars in millions,
except per share amounts)


1. The condensed consolidated financial statements of Armco Inc. (Armco) should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1994. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly, in all material respects, the financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year 1995.

2. Armco's inventories are valued at the lower of cost or market. Cost of inventories at most of Armco's domestic operations is measured on the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                              June 30,           December 31,
                                                1995                 1994
                                            ------------         ------------
Inventories on LIFO:
   Finished and semi-finished                 $ 183.3              $ 158.7
   Raw materials and supplies                    38.8                 24.8
   Adjustment to state inventories at
       LIFO value                               (47.5)               (41.1)
                                              -------              -------
       Total                                    174.6                142.4
                                              -------              -------
Inventories on average cost:
   Finished and semi-finished                    15.2                 14.8
   Raw materials and supplies                     8.0                  8.3
                                              -------              -------
       Total                                     23.2                 23.1
                                              -------              -------
       Total inventories                      $ 197.8              $ 165.5
                                              =======              =======

3. In the six months ended June 30, 1994, Armco recorded a special charge of $20.0 for expenses associated with the temporary idling and restructuring of its Mansfield and Dover, Ohio steelmaking and finishing facilities. These
facilities were idled in March of 1994.    Approximately two-thirds of the
charge was associated with group insurance and other benefits for employees while the plant was idled. The remainder of the charge related to asset writedowns. At June 30, 1995, $3.3 of the reserves remain and are recorded in Other accrued liabilities in Armco's Condensed Statement of Consolidated Financial Position. The Dover plant started limited production in early 1995 and the new thin-slab caster and renovated hot strip mill at the Mansfield facility resumed operating in early April 1995. The remainder of the Mansfield finishing facilities are expected to resume operations in the third quarter.

4. Sundry other - net in Armco's Condensed Statement of Consolidated Operations and Retained Deficit includes expense of $10.0 and $19.6 for the three and six months ended June 30, 1995, respectively, and $8.9 and $17.2 for the three and six months ended June 30, 1994, respectively, for interest on employee benefit obligations related to facilities which have been divested. The increase in 1995 is primarily due to higher interest rates and additional obligations recorded in 1994.

5. Armco owns a 50% interest in National-Oilwell, an oil field equipment and supply joint venture with USX Corporation. National-Oilwell's results of operations for the three and six months ended June 30, 1995 and 1994 were as follows:

                         Three Months Ended      Six Months Ended
                              June 30,               June 30,
                         ------------------     ------------------
                           1995       1994        1995       1994
                         -------    -------     -------    -------
       Net revenues       $130.5     $132.0      $266.4     $261.4
       Gross profit         18.3       21.1        36.0       40.6
       Net income            7.7        9.9        10.7       10.4

In the three and six months ended June 30, 1995, Armco's equity income included approximately $2.0 related to net gains on the sale of assets at National-Oilwell. During the same periods in 1994, equity income included $4.4 for net gains on asset sales by National-Oilwell.

Armco and USX Corporation entered into a letter of intent, dated May 17, 1995, to sell their respective partnership interests in National-Oilwell to a group including Duff & Phelps/Inverness LLC and Bain Capital. The sale, which is subject to several contingencies, including the buyers obtaining financing for the purchase, is expected to close by the end of this year.

6. On April 7, 1994, Armco Steel Company, L.P. (ASC), a fifty percent owned joint venture limited partnership between subsidiaries of Armco and Kawasaki Steel Corporation, completed an initial public offering and recapitalization. As part of this transaction, the business and assets of ASC were transferred to AK Steel Holding Corporation (AK Steel) and Armco received 1,023,987 shares of the newly-formed corporation's stock, representing approximately 4% of the outstanding shares. In addition, Armco was released from certain obligations to make future cash payments to the former joint venture. At December 31, 1994, the investment in AK Steel stock was recorded in Other current assets with a corresponding credit in Unrealized gain on equity securities in the Condensed Statement of Consolidated Financial Position.

As a result of the transaction, Armco recognized a nonrecurring pretax gain in the three and six months ended June 30, 1994 of $36.5, primarily as a result of the release from certain obligations, discussed above, and recognition of deferred pension curtailment gains established at ASC's formation. At the same time, Armco reevaluated its deferred tax asset position in light of this transaction and concluded that the amount of deferred tax asset, for which realization of a future benefit is more likely than not, had increased by $30.0. This latter amount is recorded in Credit (provision) for income taxes in the Condensed Statement of Consolidated Operations and Retained Deficit.

On May 4, 1995, Armco announced that it had completed the sale of all of the shares in AK Steel it had received as a result of the initial public offering and recapitalization. In the three and six months ended June 30, 1995, Armco recorded gains of $25.9 and $27.2, respectively, related to the sale of this stock. Armco will use available capital loss carryforwards to offset federal and state income taxes on this gain. With the completion of the sale, Armco no longer owns any stock in AK Steel.

7. At December 31, 1994, Armco Financial Services Group (AFSG) consisted primarily of insurance companies which Armco intended to sell and which continued underwriting activities (AFSG companies to be sold) and insurance companies that had stopped writing new business and are being liquidated (runoff companies).

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

In 1993, Armco recorded reserves totaling approximately $11.5, primarily for employee benefit liabilities Armco expected to retain after the sale of the AFSG companies to be sold. As part of the sale agreement, Armco received $4.2 in cash from the former companies to be sold and assumed an equal amount of additional employee benefit obligations from them. Armco transferred the cash and all of the above liabilities to the runoff companies in the second quarter of 1995, concurrent with the closing of the sale of the AFSG companies to be sold. As a result of this transfer, Armco reduced its investment in the runoff companies by $11.5 in the second quarter of 1995.

The runoff companies are accounted for by Armco as discontinued operations under the liquidation basis of accounting whereby all future cash inflows and outflows are considered. Armco management continues to believe, based on current facts and circumstances and the views of outside counsel and advisors, that future charges, if any, resulting from the runoff companies will not be material to Armco's consolidated financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments could have a material effect on the results of one or more future interim or annual periods. Following the sale of the AFSG companies to be sold and the transfer of the liabilities described above, Armco's investment in the runoff companies totaled $85.6 at June 30, 1995.

There are various matters pending which involve AFSG, relating to litigation, arbitration and regulatory affairs, including matters related to Northwestern National Insurance Company, a runoff company currently involved in, among other matters, arbitration and litigation with respect to certain reinsurance programs. The ultimate liability from such matters at June 30, 1995 cannot be determined; but in Armco's opinion, based on current facts and circumstances and the views of outside counsel and advisors, any liability resulting will not materially affect Armco's consolidated financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

8. Under the terms of Armco's $170.0 amended bank credit agreement, which expires on December 31, 1995, Armco is not permitted to pay cash dividends on its common stock. The payment of dividends on preferred stock is prohibited if Armco is in default under the credit agreement.

Under the terms of the indentures for Armco's 11.375% Senior Notes Due 1999 and 9.375% Senior Notes Due 2000, Armco cannot pay a dividend on its common stock or repurchase its capital stock, unless it meets certain financial tests described in the indentures. Armco does not expect to be able to meet all of these tests in the near term.

At its July 28, 1995 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Preferred Stock, Class A, $3.625 Cumulative Convertible Preferred Stock, Class A, and $4.50 Cumulative Convertible Preferred Stock, Class B.

9. There are various claims pending involving Armco and its subsidiaries regarding product liability, antitrust, patent, employee benefits, environmental and hazardous waste matters, reinsurance and insurance arrangements (Note 7), and other matters arising out of the conduct of Armco's business.

Like other manufacturers, Armco is subject to various environmental laws. These laws necessitate expenditures to assure compliance at Armco's facilities and to remediate sites where contamination has occurred. Compliance costs are either expensed as they are incurred or, when appropriate, are recorded as capital expenditures. Armco has accrued its estimate of remediation costs for sites where it is probable that a liability has been incurred and the amount can be reasonably estimated. The recorded amounts are currently believed by management to be sufficient. However, such estimates could significantly change in future periods to reflect new laws or regulations, advances in technologies, additional sites requiring remediation, new remediation requirements at existing sites, and Armco's share of liability at multi-party sites.

Armco believes, based on current facts and circumstances, that its ultimate liability for pending claims, contingent liabilities and environmental matters identified to date will not materially affect its consolidated financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments with respect to such pending claims, contingent liabilities and environmental matters could have a material effect on the results of operations in future interim or annual periods.

At June 30, 1995, Armco had recorded on its Condensed Statement of Consolidated Financial Position, legal and environmental reserves of $87.6, of which $20.5 was classified as current.

10. Information relating to Armco's industry segments can be found on page 14.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   ------------------------------------------
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------
                   (Dollars in millions, except per share data)


GENERAL
-------
During the first six months of 1995, the asset sale by Eastern Stainless Corporation (Eastern Stainless), an 84%-owned subsidiary of Armco Inc. (Armco), was completed. In the third quarter of 1994, Armco announced that Eastern Stainless was selling substantially all of its assets to Avesta Sheffield Holding Company (Avesta Sheffield), a stainless steel plate manufacturer. As of September 30, 1994, Armco stopped recording Eastern Stainless' results as part of the Specialty Flat-Rolled Steel segment.
Eastern Stainless completed the asset sale on March 14, 1995, receiving approximately $10.1 in cash and the assumption of certain Eastern Stainless liabilities. As part of the transaction, Armco assumed all of the liabilities of Eastern Stainless not assumed by Avesta Sheffield, totaling approximately $60.0. The $10.1 cash received on the sale will be used by Armco to satisfy a portion of the Eastern Stainless liabilities assumed by Armco (primarily normal operating and employee benefit obligations). Upon completion of the transaction, Eastern Stainless had no assets remaining as a corporate legal entity and was dissolved and its corporate existence terminated without any shareholder distribution.

On April 7, 1995, the sale of the Armco Financial Services Group ongoing insurance companies was completed. The sale is more fully described under DISCONTINUED OPERATIONS, below.

Armco's results in the second quarter and first six months of 1995 and 1994 were as follows:

                                Three Months Ended       Six Months Ended
                                     June 30,                 June 30,
                                ------------------       ----------------
                                 1995        1994        1995       1994
                                ------      ------      ------     ------
Net sales                       $390.6      $354.9      $759.0      $734.5
Special charge                    --          --          --         (20.0)
Operating profit                  25.8        14.0        42.3         3.1
Net income                        35.9        69.9        38.3        42.7
Net income per common
     share - primary              0.30        0.63        0.28        0.32

Sales in the three months ended June 30, 1995 increased 10% from the same period in 1994 on the strength of a 12% increase in the Specialty Flat-Rolled Steel segment and a 5% increase in the Other Steel and Fabricated Products segment. The increase from the Specialty Flat-Rolled Steel segment was achieved despite the divestiture of Eastern Stainless, which had $18.3 of sales in the second quarter of 1994 and was sold in the first quarter of 1995. Year-to-date sales increased only 3% as increased sales at most units were partially offset by lower sales at the Mansfield Operations, which was idle during all of the first quarter of 1995.

As a result of the decision to idle and restructure Mansfield and Dover, Armco recognized a $20.0 special charge in the first half of 1994. Absent the special charge, increases in operating profit for both the quarter and year-to-date reflect a significant improvement in the results of the Specialty Flat-Rolled Steel segment, partially offset by higher losses in the Other Steel and Fabricated Products segment, primarily due to the ramp-up of the new equipment installed in Mansfield.

In the three and six months ended June 30, 1995, Armco's net income includes gains of $25.9 and $27.2, respectively, for the sale of Armco's investment in AK Steel Holding Corporation (AK Steel). In the three and six months ended June 30, 1994, net income included $36.5 as a pretax gain and $30.0 of tax gains related to the initial public offering and recapitalization of AK Steel. These transactions are more fully described below in EQUITY AND OTHER INVESTMENTS.

Net income per common share reflects the deduction of $4.4 for the quarter and $8.9 for the first six months for preferred stock dividends declared.

BUSINESS SEGMENT RESULTS
------------------------
Specialty Flat-Rolled Steel
---------------------------

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                ------------------      ------------------
                                 1995        1994        1995        1994
                                ------      ------      ------      ------
Net sales                       $300.8      $269.2      $594.1      $532.4
Operating profit                  53.5        34.7       100.6        64.8
Shipments (tons 000s)              183         174         370         351
Raw steel produced (tons 000s)     235         226         474         438

Customer sales and tons shipped increased by 12% and 5%, respectively, in the second quarter of 1995 versus 1994, as strong market demand for all product lines in this business segment continued. Included in the second quarter 1994 were Eastern Stainless sales of $18.3 and shipments of 8,000 tons. While the Butler, Pennsylvania, and Zanesville and Coshocton, Ohio plants produced at full capacity in both periods, productivity improvements increased output in 1995. Year-to-date 1995 shipments exceeded the first six months of 1994 primarily due to increased demand for automotive chrome stainless, specialty sheet and strip, and electrical steels.

On January 2, 1995, price increases of 5% to 7% went into effect for electrical steels. Due to strong market conditions, these increases, as well as increases in stainless steel prices announced in late 1994 and early 1995, are expected to remain in effect. Prices for products containing molybdenum, nickel and chrome have also been favorably impacted by raw material price surcharges placed in effect in the first quarter of 1995.

Operating profit as a percent of sales for the three months ended June 30, 1995 and 1994 was 18% and 13%, respectively, reflecting improved volume, productivity and a favorable product mix, as well as elimination of the operating losses of Eastern Stainless. Partially offsetting the favorable effects on operating profit were higher raw material costs, including those on scrap steel and alloys. The 55% increase in 1995 year-to-date operating profit over last year is directly attributable to improved pricing, volume, productivity and mix, as well as the elimination of losses from Eastern Stainless.

Outlook: Operating results are expected to continue to improve relative to 1994 as a result of continued strong market conditions and improved production efficiencies. Until Mansfield becomes fully operational, demand for electrical steel is expected to exceed Armco's ability to supply. At June 30, 1995, order backlog for all products was 14% higher than one year ago and 17% higher than December 31, 1994. However, shipments are expected to slow in the second half of the year due to normal seasonal influences related to customer plant vacation shutdowns and automotive model changeovers, as well as Armco's own scheduled maintenance outages.

The Mansfield Operations, while still part of the Other Steel and Fabricated Products segment, will use a portion of its capacity to melt and finish specialty steels, relieving some of Armco's production constraints. Sales of these specialty steel products will be reported in the Specialty Flat-Rolled Steel business segment. As discussed in the Other Steel and Fabricated Products segment, an extended restart of Mansfield's revamped and modernized hot strip mill is delaying that operation's return to full production.

In 1994, Armco announced an expanded capital improvement program under which it will spend up to $95.0 over the next two years to upgrade and expand its specialty steel finishing facilities. The program is intended to reduce existing production constraints by increasing specialty steel finishing capacity approximately 180,000 tons per year, particularly in electrical steels, specialty sheet and strip products and nonautomotive chrome stainless.

Other Steel and Fabricated Products
-----------------------------------

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                ------------------      ------------------
                                 1995        1994        1995        1994
                                ------      ------      ------      ------
Net sales                       $ 89.8      $ 85.7      $164.9      $202.1
Special charge                    --          --          --         (20.0)
Operating loss                   (20.7)      (13.1)      (43.8)      (47.2)

Net sales increased by 5% in the second quarter of 1995 compared to the same period in 1994, primarily due to higher snowplow shipments at Douglas Dynamics. Second quarter net sales from the Mansfield and Dover Operations were 13% lower in 1995 compared to 1994, because, although idled at the beginning of the second quarter of 1994, Mansfield was selling on-hand coil inventory during 1994. During the second quarter of 1995, Mansfield was not operating at full capacity as it was still ramping up production following the start-up of the new thin-slab caster and modernized hot strip mill in early April. Sales for the first six months of 1995 were 18% below sales for the same period in 1994, reflecting a $44.6 decline in sales at the Mansfield and Dover Operations during the first quarter of 1995 versus the first quarter of 1994. During the first three months of this year, Mansfield was still idle; while, for most of the first quarter of 1994, the plant was operational.

Mansfield and Dover recorded operating losses of $26.1 and $50.1, respectively, in the three and six months ended June 30, 1995. These losses were higher than last year by $8.2 and $10.6 for the three and six month periods, respectively, excluding the $20.0 special charge. Lower losses in the second quarter of 1994 were the result of the sales of on-hand inventory and reduced expenses as the idling became effective.

Douglas Dynamics' second quarter operating profit was approximately equal to last year. Offsetting the second quarter increase in sales were higher overheads related to aggressive new product development efforts. Although the overall pipe market remains sluggish, Sawhill Tubular was able to increase sales 3% over last year's second quarter and 8% for the first six months. Sawhill's operating results also improved marginally in the 1995 periods.

Outlook: The Mansfield Operations started up at the beginning of April, successfully casting and hot rolling carbon steel. In addition to installing a new caster at Mansfield, Armco renovated and updated the hot strip mill, adding automatic gauge controls, new electrical wiring, modernized drive systems and other improvements. Integrating all elements of this revamped mill requires a computer model to control set-up and operation, and full production is being delayed by problems with the process control model. Armco expects the complete integration of set-up and operating controls by the end of the third quarter. The longer than anticipated hot mill restart, combined with weakness in the carbon steel market, is expected to extend start-up losses through the third quarter.

The improvement in second quarter sales at Douglas Dynamics was primarily the result of customers taking shipments earlier than in the prior year. Sales and earnings for the snowplow manufacturer are expected to be lower in 1995 than in 1994, as a result of the lack of snow last winter compared to the prior two years. Sawhill Tubular's operating results are expected to remain flat through the end of the year.

EQUITY AND OTHER INVESTMENTS
----------------------------
In the three and six months ended June 30, 1995, Armco recognized $2.5 and $3.6, respectively, of equity income from its investments in joint ventures and equity companies. This compared to $6.5 and $8.1 for the same periods in 1994. The 1994 income included the results of, and commission income from, North American Stainless (NAS), a former 50%-owned joint venture with Acerinox S.A. Armco sold 90% of its investment in NAS in the third quarter of 1994. Equity income in both years reflected the results of National-Oilwell, including nonrecurring gains of $2.0 and $4.4 for the second quarter of 1995 and 1994, respectively. These represented Armco's proportionate share of net gains on the sale of National-Oilwell assets. National-Oilwell, a 50%-owned joint venture with USX Corporation, sells oil field tubular pipe, and produces and sells drilling and production equipment and process pumps used in the world's oil and gas services industry. National-Oilwell's results were as follows:


                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                ------------------      ------------------
                                 1995        1994        1995        1994
                                ------      ------      ------      ------
Net sales                       $130.5      $132.0      $266.4      $261.4
Gross margin                      18.3        21.1        36.0        40.6
Net income                         7.7         9.9        10.7        10.4

In the first quarter of 1995, Armco received a $1.0 cash dividend from National-Oilwell.

National-Oilwell maintains its own cash and credit lines and funds its own operations, liabilities and capital expenditures. National-Oilwell has a $60.0 credit facility which expires in the first quarter of 1998.

Armco and USX Corporation entered into a letter of intent, dated May 17, 1995, to sell their respective partnership interests in National-Oilwell to a group including Duff & Phelps/Inverness LLC and Bain Capital. The sale, which is subject to several contingencies, including the buyers obtaining financing for the purchase, is expected to close by the end of this year.

On May 4, 1995, Armco announced that it had completed a series of transactions resulting in the sale of 1,023,987 shares of AK Steel common stock. Armco had received the stock, which represented approximately 4% of the outstanding common stock of AK Steel, in April 1994 as part of the initial public offering and recapitalization of that company. With the completion of these transactions, Armco no longer owns any stock in AK Steel. In connection with the sales, Armco realized total net proceeds of $27.2 and recognized gains of $1.3, or $0.01 per share, in the first quarter and $25.9, or $0.24 per share, in the second quarter of 1995. Armco will use available capital loss carryforwards to offset federal and state income taxes on this gain.

DISCONTINUED OPERATIONS
-----------------------

Armco Financial Services Group
------------------------------

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

In 1993, Armco recorded reserves totaling approximately $11.5, primarily for employee benefit liabilities Armco expected to retain after the sale of the AFSG companies to be sold. As part of the sale agreement, Armco received $4.2 in cash from the former companies to be sold and assumed an equal amount of additional employee benefit obligations from them. Armco transferred the cash and all of the above liabilities to the runoff companies in the second quarter of 1995, concurrent with the closing of the sale of the AFSG companies to be sold. As a result of this transfer, Armco reduced its investment in the runoff companies by $11.5 in the second quarter of 1995.

Armco management continues to believe, based on current facts and circumstances and the views of outside counsel and advisors, that future charges, if any, resulting from the runoff companies will not be material to Armco's consolidated financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments could have a material effect on the results of one or more future interim or annual periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1995, Armco had $204.2 of cash and cash equivalents compared to $202.8 at December 31, 1994. In addition, Armco had $1.5 and $25.8 of short-term liquid investments at June 30, 1995 and December 31, 1994, respectively. Total cash and cash equivalents increased $1.4 during the first six months of 1995, including $23.5 of cash provided by operations, $24.7 from the maturity of liquid investments and $50.1 for proceeds on the sale of assets and investments. Offsetting these cash inflows were capital expenditures and $12.0 for preferred stock dividends. Capital expenditures, totaling $97.4, included $11.6 of direct project financing related to the Mansfield thin-slab caster and $85.8 in cash outflow reported in the Condensed Statement of Consolidated Cash Flows.

In addition to the cash on hand, Armco has a $170.0 revolving credit facility that expires on December 31, 1995. At June 30, 1995, $80.7 of the credit facility was used as support for letters of credit and $89.3 was available for borrowing. Borrowings under the credit facility are secured by certain of Armco's inventories and receivables. As amended in 1994, the credit agreement requires Armco to be in compliance with several covenants and meet certain ratio requirements. Based on its current financial condition and internal forecasts through the end of 1995, Armco believes that it will remain in compliance with all covenants.

As discussed above, Armco completed the divestments of Eastern Stainless and the AFSG companies to be sold in 1995. Eastern Stainless received $10.1 in cash, which will be used to satisfy a portion of the approximately $60.0 of liabilities of Eastern Stainless that were assumed by Armco. Proceeds from the sale of the AFSG companies to be sold, totaling $64.2, have been retained in the investment portfolio of the runoff companies and will not be available to Armco.

Armco anticipates that its 1995 cash expenditures for capital projects will total approximately $140.0, including $37.0 for expenditures to complete the thin-slab caster at Mansfield, $53.0 of the $95.0 expanded capital improvement program and the remainder for normal replacement, environmental and expansion programs. In addition, Armco anticipates that, for the year, a total of $16.2 of capital expenditures for the thin-slab caster will be funded through direct project financing.

Armco has no significant debt commitments due through the end of the year. However, Armco expects to contribute up to approximately $65.0 to its major pension funds during the remainder of 1995. The capital expenditures and pension funding will be paid out of existing cash balances and cash generated from operations and asset sales, including the anticipated sale of an industrial park near Houston, Texas. Upon closing this transaction, which is expected by year end, Armco anticipates recognizing a gain.

On July 28, 1995, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative Convertible Preferred Stock, Class A, and $.90625 per share on the $3.625 Cumulative Convertible Preferred Stock, Class A, each payable September 29, 1995 to shareholders of record on September 1, 1995. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable October 2, 1995, to shareholders of record on September 1, 1995. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and under the terms of the amended bank credit agreement.

                                   ARMCO INC.
                                 SEGMENT REPORT
                                   (Unaudited)

(Dollars in millions)


                                 1995                       1994
                            ---------------   ---------------------------------
                             2nd      1st      4th      3rd      2nd      1st
                             Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.
                            ------   ------   ------   ------   ------   ------
Specialty Flat-Rolled Steel:
                            <C.>
   Customer sales           $300.8   $293.3   $237.0   $279.1   $269.2   $263.2
   Special charge              -        -        -      (15.0)     -        -
   Operating profit           53.5     47.1     34.0     27.5     34.7     30.1

Other Steel and Fabricated
   Products:
   Customer sales             89.8     75.1     98.1     88.9     85.7    116.4
   Special charge              -        -        -        -        -      (20.0)
   Operating loss            (20.7)   (23.1)    (3.1)    (4.6)   (13.1)   (34.1)

Corporate General             (7.0)    (7.5)    (8.5)    (9.2)    (7.6)    (6.9)
--------------------------------------------------------------------------------
Total operating profit (loss) 25.8     16.5     22.4     13.7     14.0    (10.9)

Interest income                3.2      3.7      3.3      3.4      1.9      1.9
Interest expense              (8.5)    (7.5)    (8.3)    (8.2)    (8.4)    (8.9)
Gain on sale of investments
   in joint ventures and
   related stock              25.9 	    1.3      -       26.1     36.5      -
Sundry other - net           (12.4)   (12.5)   (10.9)   (12.8)   (10.4)   (10.7)
Credit (provision) for
   income taxes               (0.6)    (0.2)    (0.5)    (0.4)    29.8     (0.2)
--------------------------------------------------------------------------------
Income (loss) of Armco and
   consolidated subsidiaries  33.4      1.3      6.0     21.8     63.4    (28.8)

Equity in income of equity
   companies                   2.5      1.1      3.6      3.6      6.5      1.6
--------------------------------------------------------------------------------
Net income (loss)           $ 35.9   $  2.4   $  9.6   $ 25.4   $ 69.9   $(27.2)

See Notes to Condensed Consolidated Financial Statements.

Part II.     Other Information


Item 1.     Legal Proceedings
             -----------------

There are various claims pending against Armco and its subsidiaries involving product liability, antitrust, patent, insurance arrangements, environmental and hazardous waste matters, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended December 31, 1994 (the Form 10-
K) and Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (the Form 10-Q). The following summarizes significant developments in previously reported matters and any new claims asserted since March 31, 1995:

In the Larry B. Ricke, Trustee v. Armco action, Armco filed a motion seeking
       --------------------------------
interlocutory appellate review. This motion was granted on June 6, 1995. Armco filed its Brief on July 27, 1995.

In the Adamson v. Armco action, on June 30, 1995, the plaintiffs filed a
       ----------------
petition for certiorari to the U.S. Supreme Court. Armco filed its Brief in Opposition on July 24, 1995.

In the Cornerstones Litigation, on May 11, 1995, the Supreme Court of Texas
       -----------------------
denied plaintiffs' application for writ of error. Plaintiffs did not move the high court for reconsideration within the prescribed period and, thus, the Cornerstones matter has been concluded in favor of Armco. Three other
------------
homeowner actions patterned after Cornerstones (Adducci, Arthur and
                                  ------------  -------  ------
Irons), along with the severed Kingsbridge claims, remain pending and in
-----                          -----------
discovery.


In the Eastern Stockholder Litigation, the Pension Benefit Guaranty
       ------------------------------
Corporation, on its own behalf and as class representative for all Class B shareholders of Eastern Stainless Corporation (Eastern Stainless), filed suit. In accordance with Virginia corporation law, a special independent committee of the Board of Directors of Eastern Stainless has been appointed to evaluate the merits of plaintiffs' derivative claims. Following a hearing on June 22, 1995, the district court declined to stay discovery pending review of the matter by the special committee and deferred ruling upon Armco's motion to
dismiss pending further discovery.   Armco is preparing for discovery.

In the CRS Litigation, on June 30, 1995, the Maryland Court of Appeals denied
       --------------
CRS Sirrine, Inc.'s petition for further review. With this ruling by the state's highest court, the matter has been conclusively resolved in Armco's favor.

In Rosa Ann Barrett, et al. v. Atlantic Richfield Company, et al., the Fifth
   --------------------------------------------------------------
Circuit has granted plaintiffs' motion to reinstate the Barrett appeal.
                                                        -------

In United States of America, State of Maryland v. Azrael, et al. v. Armco
   ----------------------------------------------------------------------
Steel Corporation, et al., Armco paid approximately $177,000 to settle its
-------------------------
liability on May 30, 1995.

In the matter involving the Fultz Landfill Superfund Site, the Department of Justice filed a complaint against Armco in the U.S. District Court for the Southern District of Ohio on July 21, 1995, seeking cost recovery of about $4.5 million under the Comprehensive Environmental Responsibility, Compensation & Liability Act.

In the matter involving the King River Ltd. Site, Armco conducted the remaining cleanup at a cost of approximately $5.3 million; all contaminated soil which had previously been excavated has been shipped off-site. Armco believes it has complied with all requirements in the order issued by the United States Environmental Protection Agency last year.

The total liability on the foregoing claims and those other claims described under ITEM 3. LEGAL PROCEEDINGS in the Form 10-K or under Item 1 in the Form 10-Q is not determinable; but in the opinion of management, the ultimate liability resulting will not materially affect the consolidated financial condition or liquidity of Armco and its subsidiaries; however, it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

Item 5.     Other Information
            -----------------

On August 10, 1995, Armco entered into an agreement for the sale of its Greens Port Industrial Park property, consisting of approximately 500 acres, located in Harris County, Texas to John Frantz, as Trustee for an entity to be formed. The sale is subject to satisfactory completion of due diligence by the purchaser and is expected to close by year end.

Any shareholder proposals intended to be presented at the 1996 annual meeting of shareholders must be received by Armco by November 15, 1995, in order to be considered for inclusion in the proxy statement and form of proxy for that meeting. Shareholders intending to nominate director candidates for election at the 1996 annual meeting of shareholders must deliver written notice, including specified information, to the Secretary of Armco, at its offices at One Oxford Centre, 301 Grant Street, Pittsburgh, Pennsylvania 15219-1415, by January 29, 1996.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

A.         The following is an index of the exhibits included in the Form
           10-Q:

           Exhibit 11  Computation of Income Per Share


B.         The following Reports on Form 8-K were filed by Armco since March
           31, 1995.


         Report Date                            Description
         -----------                            -----------


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

        May 18, 1995                 Reporting that Armco together with USX
                                     Corporation signed a letter of intent to
                                     sell their respective 50% partnership
                                     interests in National-Oilwell to a group
                                     including Duff & Phelps/Inverness LLC and
                                     Bain Capital.

                                       -16-

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                                    Armco Inc.
                                    -----------------------------------------
                                    (Registrant)




Date       August 14, 1995           /s/ D. G. Harmer
     -----------------------        -----------------------------------------
                                    D. G. Harmer
                                    Corporate Vice President and Chief
                                      Financial Officer




Date       August 14, 1995           /s/ P. G. Leemputte
     -----------------------        -----------------------------------------
                                    P. G. Leemputte
                                    Corporate Vice President and Controller