Form 10-Q
period 1995-09-30
ARMCO INC
filed 1995-11-07
CIK 7383

                                  FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1995
                               --------------------------------------
                                           OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
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
                           Yes    X    No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at October 31, 1995:  106,194,998

                                   ARMCO INC.

                                     INDEX



                                                                          Page

Part I.    Financial Information

           Condensed Statement of Consolidated Financial Position -
              September 30, 1995 and December 31, 1994                       2

           Condensed Statement of Consolidated Operations and
              Retained Deficit - Three and Nine Months Ended
              September 30, 1995 and 1994                                    3

           Condensed Statement of Consolidated Cash Flows -
              Nine Months Ended September 30, 1995 and 1994                  4

           Notes to Condensed Consolidated Financial Statements            5-8

           Management's Discussion and Analysis of the Condensed
              Consolidated Financial Statements                           9-14

           Segment Report                                                   15


Part II.   Other Information

           Item 1.  Legal Proceedings                                       16

           Item 6.  Exhibits and Reports on Form 8-K                        17

           Signatures                                                       18

           Exhibit 11 Computation of Income (Loss) Per Common Share

                                  ARMCO INC.
            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 (Unaudited)
(Dollars in millions)                        September 30,      December 31,
                                                   1995             1994
                                               ----------        ----------
                           ASSETS
Current assets
  Cash and cash equivalents                    $   119.7         $   202.8
  Short-term liquid investments                      6.5              25.8
  Receivables, less allowance for
    doubtful accounts                              228.5             183.3
  Inventories (Note 2)                             208.2             165.5
  Net assets held for sale (Note 5)                 85.5              25.6
  Other (Note 6)                                    13.6              46.0
---------------------------------------------------------------------------
    Total current assets                           662.0             649.0

Investments
  Investment in National-Oilwell (Note 5)            -                79.5
  Investment in AFSG (Note 7)                       85.6              97.1
  Other, less allowance for impairment              36.8              39.9

Property, plant and equipment                    1,186.8           1,064.2
Accumulated depreciation                          (537.7)           (499.6)
---------------------------------------------------------------------------
Property, plant and equipment - net                649.1             564.6

Deferred tax asset                                 321.8             321.8
Goodwill and other intangible assets               149.6             156.4
Other assets                                         9.7              26.6
---------------------------------------------------------------------------
    Total assets                               $ 1,914.6         $ 1,934.9
---------------------------------------------------------------------------

        LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts and notes payable                   $   154.7         $   122.6
  Employee benefit obligations                     129.9             133.8
  Accrued salaries and wages                        36.1              32.7
  Other accrued liabilities                         76.0              90.8
  Current portion of long-term debt                 23.6              10.5
---------------------------------------------------------------------------
    Total current liabilities                      420.3             390.4

Long-term debt, less current portion               360.7             363.8
Long-term employee benefit obligations           1,210.4           1,255.3
Other liabilities                                  140.7             143.9
Commitments and contingencies (Notes 7 and 9)
Shareholders' deficit (Note 8)
  Preferred stock - Class A                        137.6             137.6
  Preferred stock - Class B                         48.3              48.3
  Common stock                                       1.1               1.1
  Additional paid-in capital                       963.2             956.3
  Retained deficit                              (1,365.6)         (1,390.4)
  Unrealized gain on equity securities (Note 6)      -                31.6
  Other                                             (2.1)             (3.0)
---------------------------------------------------------------------------
    Total shareholders' deficit                   (217.5)           (218.5)
---------------------------------------------------------------------------
    Total liabilities and
      shareholders' deficit                    $ 1,914.6         $ 1,934.9
---------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                 ARMCO INC.
                 CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS
                           AND RETAINED DEFICIT
                                (Unaudited)
(Dollars and shares in millions,
except per share amounts)
                                       Three Months Ended   Nine Months Ended
                                         September 30,         September 30,
                                       ------------------   -----------------
                                         1995      1994       1995      1994
                                        ------    ------     ------    ------
Net sales                             $  404.1  $  368.0   $1,163.1  $1,102.5

Cost of products sold                   (364.1)   (316.5)  (1,033.8)   (979.5)
Selling and administrative expenses      (23.2)    (22.8)     (70.2)    (71.2)
Special charges (Note 3)                   -       (15.0)       -       (35.0)
------------------------------------------------------------------------------
Operating profit                          16.8      13.7       59.1      16.8

Interest income                            3.0       3.4        9.9       7.2
Interest expense                          (8.7)     (8.2)     (24.7)    (25.5)
Gain on sales of investments in joint
  venture and related stock (Note 6)       -        26.1       27.2      62.6
Sundry other - net (Note 4)              (12.3)    (11.8)     (37.9)    (30.0)
------------------------------------------------------------------------------
Income (loss) before income taxes         (1.2)     23.2       33.6      31.1

Credit (provision) for income
  taxes (Note 6)                          (0.9)     (0.4)      (1.7)     29.2
------------------------------------------------------------------------------
Income (loss) from continuing operations  (2.1)     22.8       31.9      60.3
Discontinued operation - Equity in
  income of National-Oilwell (Note 5)      2.0       2.6        6.3       7.8
------------------------------------------------------------------------------
Net income (loss)                         (0.1)     25.4       38.2      68.1

Retained deficit, beginning of period (1,361.0) (1,416.5)  (1,390.4) (1,450.3)
Preferred stock dividends                 (4.5)     (4.5)     (13.4)    (13.4)
------------------------------------------------------------------------------
Retained deficit, end of period      $(1,365.6)$(1,395.6) $(1,365.6)$(1,395.6)
------------------------------------------------------------------------------
Weighted average number of common and
  common equivalent shares outstanding
  - primary                              106.1     104.9      106.0     104.6
Net income (loss) applicable to
  common stock                       $    (4.6) $   20.9 $     24.8 $    54.7

Income (loss) from
  continuing operations
  per common share - primary         $   (0.06) $   0.17 $     0.17 $    0.45
Discontinued operation -
  Equity in income of
  National-Oilwell (Note 5)               0.02      0.03       0.06      0.07
Net income (loss) per common share
  - primary                              (0.04)     0.20       0.23      0.52
Net income (loss) per common share
  - fully dilutive                         *         *          *         *

Cash dividends per share
  $2.10 Class A                     $    0.525 $   0.525 $    1.575 $   1.575
  $3.625 Class A                         0.906     0.906      2.719     2.719
  $4.50 Class B                          1.125     1.125      3.375     3.375

*  Antidilutive or dilution less than 3%

See Notes to Condensed Consolidated Financial Statements.

                                    ARMCO INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

(Dollars in millions)
                                                            Nine Months Ended
                                                             September 30,
                                                           -----------------
                                                            1995      1994
                                                           --------  --------
Cash flows from operating activities:
  Net income                                              $  38.2   $   68.1
  Adjustments to reconcile net income to net cash
   (used in)/provided by operating activities:
    Depreciation and lease-right amortization                39.8       36.9
    Undistributed earnings from discontinued operations      (5.4)      (7.8)
    Net gain on sales of investments and facilities         (28.4)     (62.8)
    Deferred income tax benefit                               -        (30.0)
    Equity in net undistributed earnings of associated
     companies                                               (0.2)      (1.6)
    Special charges                                           -         35.0
    Other                                                     9.0       11.0
  Change in assets and liabilities, net of effects of
   dispositions:
    Accounts receivable                                     (49.4)     (31.6)
    Inventory                                               (41.4)      30.6
    Payables and accrued expenses                            38.3      (21.7)
    Other assets and liabilities - net                      (24.5)     (12.0)
------------------------------------------------------------------------------
  Net cash (used in)/provided by operating activities       (24.0)      14.1
------------------------------------------------------------------------------
Cash flows from investing activities:
    Net proceeds from the sale of businesses and assets      23.5        3.7
    Proceeds from the sale and maturity of liquid
     investments                                             24.7        -
    Proceeds from the sale of investments                    29.9       88.9
    Purchase of liquid investments                           (5.0)      (8.7)
    Purchase of other investments                            (1.2)
    Contributions to equity investees                         -         (6.1)
    Capital expenditures                                   (110.2)     (58.8)
    Other                                                    (1.2)      (1.2)
------------------------------------------------------------------------------
  Net cash (used in)/provided by investing activities       (39.5)      17.8
------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from drawdown of construction debt               -         15.0
    Principal payments on debt                               (6.1)     (14.5)
    Dividends paid                                          (16.4)     (13.4)
    Other                                                     2.9       (0.2)
------------------------------------------------------------------------------
  Net cash used in financing activities                     (19.6)     (13.1)
------------------------------------------------------------------------------
Net change in cash and cash equivalents                     (83.1)      18.8
Cash and cash equivalents:
    Beginning of period                                     202.8      183.5
------------------------------------------------------------------------------
    End of period                                         $ 119.7    $ 202.3
------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of capitalized interest)                $  20.3    $  19.2
    Income taxes                                              0.7        0.5
Supplemental schedule of noncash investing and
   financing activities:
  Issuance of restricted stock                                4.6        2.5
  Debt incurred directly for property                        16.2        5.4
  Note receivable in partial payment for asset sale           1.0        0.8

See Notes to Condensed Consolidated Financial Statements.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
(Dollars in millions,
except per share amounts)




1. The condensed consolidated financial statements of Armco Inc. (Armco) should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1994. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly, in all material respects, the financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year 1995.

2. Armco's inventories are valued at the lower of cost or market. Most of Armco's domestic inventories are valued using the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                              September 30,     December 31,
                                                  1995              1994
                                              -------------     ------------
Inventories on LIFO:
  Finished and semi-finished                    $ 193.3           $ 158.7
  Raw materials and supplies                       38.7              24.8
  Adjustment to state inventories at LIFO value   (48.6)            (41.1)
                                                -------           -------
      Total                                       183.4             142.4
                                                -------           -------
Inventories on average cost:
  Finished and semi-finished                       15.8              14.8
  Raw materials and supplies                        9.0               8.3
                                                -------           -------
      Total                                        24.8              23.1
                                                -------           -------
      Total inventories                         $ 208.2           $ 165.5
                                                =======           =======

The increase in inventories during the first nine months of 1995 is primarily a result of the restart of the Mansfield and Dover Operations.

3. In the three and nine months ended September 30, 1994, Armco recognized a charge of $15.0 related to a decision by Eastern Stainless Corporation to sell substantially all of its assets. The charge was to cover increases in pension and other employee benefit obligations, asset writedowns, estimated losses through the date of disposal, and fees and expenses. The sale was consummated on March 14, 1995.

In the nine months ended September 30, 1994, Armco recorded a special charge of $20.0 for expenses associated with the temporary idling and restructuring of its Mansfield and Dover, Ohio steelmaking and finishing facilities. The Dover plant started limited production in early 1995 and the new thin-slab caster and renovated hot strip mill at the Mansfield facility commenced startup in early April 1995.

4. Sundry other - net in Armco's Condensed Statement of Consolidated Operations and Retained Deficit includes expenses of $9.4 and $29.0 for the three and nine months ended September 30, 1995, respectively, and $9.5 and $26.7 for the three and nine months ended September 30, 1994, respectively, for interest on employee benefit obligations related to facilities which have been divested.

5. Armco owns a 50% interest in National-Oilwell, an oil field equipment and supply joint venture. USX Corporation holds the other 50% ownership interest. Armco and USX Corporation reached a definitive agreement, dated September 22, 1995, to sell their respective partnership interests in National-Oilwell to an investor group including Duff & Phelps/Inverness LLC, Bain Capital and National-Oilwell management. The sale, which is subject to several contingencies, including the buyers obtaining financing for the purchase, is expected to close by the end of this year. The results of National-Oilwell are reported in Discontinued operations and, at September 30, 1995, Armco's investment in the joint venture, totaling $85.5, is reported in Net assets held for sale in the Condensed Statement of Consolidated Financial Position. Armco does not expect to recognize a gain or loss on the sale.

National-Oilwell's net revenues for the three and nine months ended September 30, 1995, were $133.6 and $400.1, respectively, compared to $161.2 and $422.6 for the same respective periods in 1994. Armco recorded equity income from National-Oilwell of $2.0 and $6.3 for the three and nine months ended September 30, 1995; and $2.6 and $7.8 for the three and nine months ended September 30, 1994.

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

As a result of the transaction, Armco recognized a nonrecurring pretax gain in the nine months ended September 30, 1994 of $36.5, primarily as a result of the release from certain obligations, discussed above, and recognition of deferred pension curtailment gains established at ASC's formation. At the same time, Armco reevaluated its deferred tax asset position in light of this transaction and concluded that the amount of deferred tax asset, for which realization of a future benefit is more likely than not, had increased by $30.0. This latter amount is recorded in Credit (provision) for income taxes in the Condensed Statement of Consolidated Operations and Retained Deficit.

On May 4, 1995, Armco announced that it had completed the sale of all of the shares in AK Steel it had received as a result of the initial public offering and recapitalization. In the nine months ended September 30, 1995, Armco recorded a gain of $27.2 related to the sale of this stock. Armco will use available capital loss carryforwards to offset federal and state income taxes on the gain. With the completion of the sale, Armco no longer owns any stock in AK Steel.

7. At December 31, 1994, Armco Financial Services Group consisted primarily of insurance companies which Armco intended to sell and which continued underwriting activities (AFSG companies to be sold) and insurance companies that had stopped writing new business and are being liquidated (runoff companies).

On April 7, 1995, the sale of the AFSG companies to be sold was completed. The proceeds from the sale consisted of $64.2 in cash at the closing and $15.0 to be received in April 1998. The latter amount is subject to potential adjustment for adverse experience in certain insurance reserves. Substantially all of these proceeds have been pledged as security for certain note obligations due to the runoff companies and will be retained in the investment portfolio of those companies.

In 1993, Armco recorded reserves totaling approximately $11.5, primarily for employee benefit liabilities Armco expected to retain after the sale of the AFSG companies to be sold. As part of the sale agreement, Armco received $4.2 in cash from the former companies to be sold and assumed an equal amount of additional employee benefit obligations from them. Armco transferred the cash and all of the above liabilities to the runoff companies in the second quarter of 1995, concurrent with the closing of the sale of the AFSG companies to be sold. As a result of the transfer, Armco reduced its investment in the runoff companies by $11.5 in the second quarter of 1995.

The runoff companies are accounted for by Armco as discontinued operations under the liquidation basis of accounting whereby all future cash inflows and outflows are considered. Armco management continues to believe, based on current facts and circumstances and the views of outside counsel and advisors, that future charges, if any, resulting from the runoff companies will not be material to Armco's consolidated financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments could have a material effect on the results of one or more future interim or annual periods. Following the sale of the AFSG companies to be sold and the transfer of the liabilities described above, Armco's investment in the runoff companies totaled $85.6 at September 30, 1995.

There are various matters pending which involve AFSG, relating to litigation, arbitration and regulatory affairs, including matters related to Northwestern National Insurance Company, a runoff company currently involved in, among other matters, arbitration and litigation with respect to certain reinsurance programs. The ultimate liability from such matters at September 30, 1995 cannot be determined; but in Armco's opinion, based on current facts and circumstances and the views of outside counsel and advisors, any liability resulting will not materially affect Armco's consolidated financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

8. Under the terms of its $170.0 amended bank credit agreement, which expires on December 31, 1995, Armco is not permitted to pay cash dividends on its common stock. The payment of dividends on preferred stock is prohibited if Armco is in default under the credit agreement.

Under the terms of the indentures for Armco's 11.375% Senior Notes Due 1999 and 9.375% Senior Notes Due 2000, Armco cannot pay a dividend on its common stock or repurchase its capital stock, unless it meets certain financial tests described in the indentures. Armco does not expect to be able to meet all of these tests in the near term.

At its October 27, 1995 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Preferred Stock, Class A, $3.625 Cumulative Convertible Preferred Stock, Class A, and $4.50 Cumulative Convertible Preferred Stock, Class B.

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

At September 30, 1995, Armco had recorded in its Condensed Statement of Consolidated Financial Position, legal and environmental reserves of $89.0, of which $18.8 was classified as current.

10. Information relating to Armco's industry segments can be found on page 15.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                -------------------------------------------
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                -------------------------------------------
                (Dollars in millions, except per share data)


GENERAL

Armco Inc.'s consolidated results in the third quarter and first nine months of 1995 and 1994 were as follows:

                               Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                               ------------------         ----------------
                                1995        1994          1995        1994
                               ------      ------        ------      ------
Net sales                    $  404.1    $  368.0      $1,163.1    $1,102.5
Special charges                   --        (15.0)          --        (35.0)
Operating profit                 16.8        13.7          59.1        16.8
Gain on sales of investments
  in joint ventures and
  related stock                  --          26.1          27.2        62.6
Credit (provision) for
  income taxes                  (0.9)        (0.4)         (1.7)       29.2
Income (loss) from
     continuing operations      (2.1)        22.8          31.9        60.3
Discontinued operation -
  Equity  in  income of
  National-Oilwell               2.0          2.6           6.3         7.8
Net income (loss)               (0.1)        25.4          38.2        68.1
Net income (loss) per
     common share - primary    (0.04)        0.20          0.23        0.52

Net sales in the three months ended September 30, 1995 were higher than in the same period last year, despite the divestiture of Eastern Stainless Corporation (Eastern Stainless), which had $15.2 of sales in the third quarter of 1994. Excluding Eastern Stainless sales, Armco's third quarter net sales increased 15% as a result of continued strong demand for specialty steel products and the restart of the Mansfield and Dover Operations. Year-to-date sales excluding Eastern Stainless increased 11% as higher sales at most units were partially offset by lower sales at the Mansfield and Dover Operations, which were idle during all of the first quarter of 1995.

As a result of the decision to idle and restructure the Mansfield and Dover Operations, Armco recognized a $20.0 special charge in the first quarter of 1994. In the third quarter of 1994, Eastern Stainless announced its decision to sell substantially all of its assets to Avesta Sheffield Holding Company and, as a result, Armco recognized a $15.0 special charge, primarily for employee benefit obligations, losses through the date of disposal and asset writedowns. Also in the third quarter of 1994, operating profit included a $4.5 charge to increase environmental reserves. Absent the Eastern Stainless special charge, the operating losses recorded by Eastern Stainless and the environmental reserve charge in the third quarter of 1994, operating profit decreased 53% as strong third quarter 1995 operating profits for stainless and electrical steel operations were offset by increased losses at Mansfield and Dover. During the third quarter of 1995, equipment outages at the Butler and Mansfield Operations also adversely affected results. Year-to-date operating profit, excluding the special charges, Eastern Stainless operating losses and environmental charge, decreased 5% as improved profits in the Specialty Flat-Rolled segment failed to offset higher losses at Mansfield and Dover.

In the nine months ended September 30, 1995, net income included a gain of $27.2 on the sale of Armco's investment in AK Steel Holding Corporation (AK Steel). In the three and nine months ended September 30, 1994, net income included a gain of $26.1 recorded on the sale of 90% of Armco's investment in North American Stainless (NAS), a formerly 50%-owned joint venture. In the nine months ended September 30, 1994, net income also included $36.5 as a pretax gain and $30.0 of tax gains related to the initial public offering and recapitalization of AK Steel. These transactions are more fully described below in EQUITY AND OTHER INVESTMENTS.

On April 7, 1995, the sale of the Armco Financial Services Group ongoing insurance companies was completed. Armco and USX Corporation entered into a definitive agreement, dated September 22, 1995, to sell their respective interests in National-Oilwell. The sale of the ongoing insurance companies and the agreement to sell National-Oilwell are more fully described in DISCONTINUED OPERATIONS, below.

Net income (loss) per common share reflects a deduction of $4.5 for the third quarter and $13.4 for the first nine months of each year for preferred stock dividends declared.

BUSINESS SEGMENT RESULTS
------------------------
Specialty Flat-Rolled Steel
---------------------------

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                ------------------       -----------------
                                 1995         1994       1995         1994
                                ------       ------     ------       ------
Net sales                      $ 302.8      $ 279.1    $ 896.9      $ 811.5
Special charge                     --         (15.0)       --         (15.0)
Operating profit                  46.0         27.5      146.6         92.3
Shipments (tons 000s)              180          182        550          533
Raw steel produced (tons 000s)     239          225        713          663

Excluding Eastern Stainless sales of $15.2 and shipments of 7,000 tons, customer sales and tons shipped increased by 15% and 3%, respectively, in the third quarter of 1995 versus 1994, as strong market demand for substantially all product lines in this business segment continued. The relatively low increase in shipments was due primarily to operational problems at the Butler Operations, where the failure of a generator on one stand of the hot strip mill reduced operating efficiency during a six week period in the quarter. Year-to-date 1995 shipments exceeded the first nine months of 1994 primarily due to increased demand for automotive chrome stainless, specialty sheet and strip, and electrical steels.

Strong market conditions continued to support prices in all major product lines. Prices for products containing molybdenum, nickel and chrome have also been favorably impacted by raw material price surcharges placed in effect in the first quarter of 1995.

Excluding the results of Eastern Stainless, operating profit as a percent of sales for the three months ended September 30, 1995 was 15% compared to 17% for the same period in 1994. The lower margins resulted from the hot strip mill failure at the Butler Operations which caused the operations to use alternative, and more costly, product routings. Excluding Eastern Stainless, 1995 year-to-date operating profit was slightly higher than last year as overall improved pricing, volume, productivity and mix were partially offset by higher raw material costs and the production problem in the last two months.

Outlook: Until Mansfield becomes fully operational, adding to Armco's specialty steel capacity, demand is expected to exceed Armco's ability to supply. At September 30, 1995, order backlog for all products was 16% higher than September 30, 1994, though some recent weakness has occurred for orders in select markets, particularly specialty sheet and strip.

The generator failure experienced at the Butler Operations in the third quarter has been corrected. However, Armco still holds some product in inventory, which will require more expensive product routings in the fourth quarter. Operating profit in the quarter will be adversely impacted as this inventory is processed and sold. During the remainder of the year, shipments will be constrained by Armco's scheduled maintenance outages, as well as outages for planned finishing facilities upgrades. As discussed in the Other Steel and Fabricated Products segment, an extended restart of Mansfield's revamped and modernized hot strip mill and an outage due to problems with a reheat furnace have delayed this operation's return to full production. As a result, Armco does not expect Mansfield to contribute significantly to the Specialty Flat-Rolled Steel segment until 1996. For the fourth quarter of 1995, Armco anticipates that shipments will be near third quarter levels.

In 1994, Armco announced an expanded capital improvement program under which it would spend up to $95.0 over the next two years to upgrade and expand its specialty steel finishing facilities. The program is intended to reduce existing production constraints by increasing specialty steel finishing capacity by approximately 180,000 tons per year, particularly in electrical steels, specialty sheet and strip products and chrome stainless. Implementation of this strategic facilities upgrade should be largely complete by mid-1996.

Other Steel and Fabricated Products
-----------------------------------

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                ------------------       -----------------
                                 1995         1994       1995         1994
                                ------       ------     ------       ------
Net sales                      $ 101.3      $ 88.9     $ 266.2      $ 291.0
Special charge                     --          --          --         (20.0)
Operating loss                   (22.0)       (4.6)      (65.8)       (51.8)

Net sales increased by 14% in the third quarter of 1995 compared to the same period in 1994, primarily due to the restart of operations at Mansfield, partially offset by slightly lower sales at Sawhill Tubular and Douglas Dynamics LLC (Douglas Dynamics). The Mansfield and Dover Operations were idled at the beginning of the second quarter last year, after which Mansfield was selling only on-hand coil inventory. During the third quarter of 1995, Mansfield was not operating at full capacity as start-up of the new thin-slab caster and modernized hot strip mill was delayed by process control system difficulties and the failure of the refractory lining and a skid in the new walking beam furnace. The furnace problems necessitated an unscheduled 17-day outage, halting the steel melting and casting operations at Mansfield. Armco had planned an outage in December to repair the skid, which had buckled in June. However, the refractory failure forced repairs beginning in late August. Sales for the first nine months of 1995 were 9% below sales for the same period in 1994, reflecting a $44.6 decline in sales at the Mansfield and Dover Operations during the first quarter of 1995, when these operations were idle, and the slower than expected progress during the ramp up. Year-to-date sales at Sawhill Tubular and Douglas Dynamics exceeded last year's sales.

Mansfield and Dover recorded operating losses in the three and nine months ended September 30, 1995 of $32.7 and $82.8, respectively. These losses were higher than the 1994 operating losses of $13.3 and $72.8 for the three and nine month periods, respectively. The nine-month 1994 amount includes the $20.0 idling charge. Higher losses in the current year versus 1994, when the plants were idled to reduce costs, were the result of normal start-up expenses, the slower than expected ramp up, operating difficulties, including problems with the process control systems, and the outage related to the reheat furnace failure.

Douglas Dynamics' third quarter operating profit was lower than last year primarily because of a decrease in snowplow shipments, due to the lower snowfall last winter, and higher overheads related to aggressive new product development efforts. Sawhill Tubular's third quarter sales decreased slightly from last year's level, but increased 5% in the nine month comparison.
Sawhill Tubular returned to profitability in the third quarter of this year as operating results improved marginally in the 1995 periods versus the three and nine months ended September 30, 1994.

Outlook: As discussed, the ramp up at Mansfield was delayed by problems incurred in integrating the new process control systems and the unexpected outage to repair the reheat furnace. Both situations have been resolved, but the currently low operating levels and continued high operating costs, due to the longer than anticipated hot mill restart and the plant outage, are expected to extend operating losses into the fourth quarter. Armco expects to increase operating levels throughout the fourth quarter and be near full production by the end of the year. However, weakness in the carbon steel markets will hurt Mansfield's results in this business segment.

While expecting to maintain market share and margins, Douglas Dynamics anticipates lower snowplow sales over the next twelve months compared to the last twelve months, though the extent of the reduction depends on four-wheel drive truck sales and snowfalls this winter. Operating results will be adversely affected by the lower level of snowplow sales and by higher overheads as a result of increased efforts in new product development. Sales of other Douglas Dynamics product lines, including a pickup truck lift system, tool box and ice control spreaders, are expected to partially offset the adverse pressure on operating profit. Sawhill Tubular's sales are expected to remain level over the next year with cost reductions improving results.

EQUITY AND OTHER INVESTMENTS
----------------------------
Net income in 1994 included the results of, and commission income from, NAS, a former 50%-owned joint venture with Acerinox S.A. In the third quarter of 1994, Armco sold 90% of its investment in NAS to Acerinox and stopped recording its portion of NAS's income.

On May 4, 1995, Armco announced that it had completed a series of transactions resulting in the sale of 1,023,987 shares of AK Steel common stock. Armco had received the stock, which represented approximately 4% of the outstanding common stock of AK Steel, in April 1994 as part of the initial public offering and recapitalization of that company. With the completion of these transactions, Armco no longer owns any stock in AK Steel. Armco received total net proceeds of $27.2 and, since its basis in the shares was zero, recognized a gain in the same amount. Armco will use available capital loss carryforwards to offset federal and state income taxes on this gain.

DISCONTINUED OPERATIONS
-----------------------
National-Oilwell
----------------
Armco owns a 50% interest in National-Oilwell, an oil field equipment and supply joint venture. USX Corporation holds the other 50% ownership interest. Armco and USX Corporation reached a definitive agreement, dated September 22, 1995, to sell their respective partnership interests in National-Oilwell to an investor group including Duff & Phelps/Inverness LLC, Bain Capital and National-Oilwell management. The sale, which is subject to several contingencies, including the buyers obtaining financing for the purchase, is expected to close by the end of this year. The results of National-Oilwell are reported in Discontinued operations and, at September 30, 1995, Armco's investment in the joint venture, totaling $85.5, is reported in Net assets held for sale in the Condensed Statement of Consolidated Financial Position. Armco does not expect to recognize a gain or loss on the sale.

National-Oilwell's net revenues for the three and nine months ended September 30, 1995, were $133.6 and $400.1, respectively, compared to $161.2 and $422.6 for the same respective periods in 1994. Armco recorded equity income from National-Oilwell of $2.0 and $6.3 for the three and nine months ended September 30, 1995; and $2.6 and $7.8 for the three and nine months ended September 30, 1994. In the first quarter of 1995, Armco received a $1.0 cash dividend from National-Oilwell.

Armco Financial Services Group
------------------------------
At December 31, 1994, the Armco Financial Services Group consisted primarily of insurance companies which Armco intended to sell and which continued underwriting policies (AFSG companies to be sold) and insurance companies that have stopped writing new business and are being liquidated (runoff companies).

AFSG companies to be sold

On April 7, 1995, Armco completed the sale of the AFSG companies to be sold to Vik Brothers Insurance Inc., a privately held, North Carolina-based property and casualty insurance holding company. The proceeds from the sale consisted of $64.2 in cash at the closing and $15.0 to be received in April 1998. The latter amount is subject to potential adjustment for adverse experience in certain insurance reserves. Substantially all of the proceeds have been pledged as security for certain note obligations due to the runoff companies and will be retained in the investment portfolio of those companies.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 1995, Armco held $119.7 of cash and cash equivalents compared to $202.8 at December 31, 1994. In addition, Armco had $6.5 and $25.8 of short-term liquid investments at September 30, 1995 and December 31, 1994, respectively. Cash and cash equivalents decreased $83.1 during the first nine months of 1995, including $54.8 of cash used for a pension contribution, $110.2 for capital expenditures and $16.4 for preferred stock dividends. Offsetting these cash outflows were net receipts of $71.9 on the sale of businesses, assets and investments, and cash inflows from operations, excluding the pension contribution.

Capital expenditures for the first nine months of 1995 totaled $126.4. This amount included $16.2 of assets acquired through direct project financing related to the Mansfield thin-slab caster and $110.2 of assets acquired with cash, as discussed above.

In addition to the cash on hand, Armco has a $170.0 revolving credit facility that expires on December 31, 1995. At September 30, 1995, $75.7 of the credit facility was used as support for letters of credit and $94.3 was available for borrowing. Borrowings under the credit facility are secured by certain of Armco's inventories and receivables. As amended in 1994, the credit agreement requires Armco to be in compliance with several covenants and meet certain ratio requirements. Based on its current financial condition and internal forecasts, Armco believes that it will remain in compliance with these covenants through the termination of the current facility. Armco and its bank group have begun discussions aimed at reaching agreement on a new $170.0 revolving credit facility. Armco expects that the new facility will be in place prior to the end of the year.

As discussed above, Armco completed the divestments of Eastern Stainless and the AFSG companies to be sold in 1995. Eastern Stainless received $10.1 in cash, which is being used to satisfy a portion of the approximately $60.0 of liabilities of Eastern Stainless that Armco assumed. Proceeds from the sale of the AFSG companies to be sold, totaling $64.2, have been retained in the investment portfolio of the runoff companies and will not be available to Armco.

During the first nine months of 1995, working capital (receivables and inventories less current liabilities, excluding debt) increased $71.1. The increase is related to higher receivables and inventories, partially offset by higher payables, resulting from increased operating levels in the Specialty Flat-Rolled Steel segment and the restart of operations at Mansfield and Dover, and higher receivables at Douglas Dynamics, due to the normal financing of preseason sales. Through the remainder of the year, working capital is expected to decrease slightly with reductions in receivables and inventories mostly offset by liability reductions.

Armco anticipates that its 1995 cash expenditures for capital projects will total approximately $161.0, including $52.0 for expenditures to complete the thin-slab caster and renovate the hot strip mill at Mansfield, $61.0 of the $95.0 expanded capital improvement program and the remainder for normal replacement, environmental and expansion programs. In addition, a total of $16.2 of capital expenditures for the thin-slab caster was funded through direct project financing. Armco anticipates that 1996 cash expenditures for capital projects will be between $50.0 and $75.0.

Armco has $23.6 of debt commitments maturing through September of next year and it expects to make discretionary pension payments of between $23.0 and $88.0 during the next 12 months. The capital expenditures, and debt and pension payments will be paid out of existing cash balances and cash generated from operations and asset disposals. Potential asset disposals include the anticipated sale of an industrial park near Houston, Texas, from which Armco anticipates recognizing a gain of between $15.0 and $20.0; and, the sale of National-Oilwell, as discussed above. Both sales are expected to close before year end and, in total, generate approximately $100.0 in cash.

On October 27, 1995, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative Convertible Preferred Stock, Class A, and $.90625 per share on the $3.625 Cumulative Convertible Preferred Stock, Class A, each payable December 29, 1995 to shareholders of record on December 1, 1995. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable January 2, 1996, to shareholders of record on December 1, 1995. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and under the terms of the amended bank credit agreement.

                                   ARMCO INC.
                                 SEGMENT REPORT
                                  (Unaudited)

(Dollars in millions)
                                1995                        1994
                       ----------------------  ------------------------------
                         3rd     2nd     1st     4th     3rd     2nd     1st
                         Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
                       ------  ------  ------  ------  ------  ------  ------
Specialty Flat-Rolled
  Steel:
Customer sales         $302.8  $300.8  $293.3  $237.0  $279.1  $269.2  $263.2
Special charge            -       -       -       -     (15.0)    -       -
Operating profit         46.0    53.5    47.1    34.0    27.5    34.7    30.1

Other Steel and
  Fabricated Products:
Customer sales          101.3    89.8    75.1    98.1    88.9    85.7   116.4
Special charge            -       -       -       -       -       -     (20.0)
Operating loss          (22.0)  (20.7)  (23.1)   (3.1)   (4.6)  (13.1)  (34.1)

Corporate General        (7.2)   (7.0)   (7.5)   (8.5)   (9.2)   (7.6)   (6.9)
------------------------------------------------------------------------------
Total operating
  profit (loss)          16.8    25.8    16.5    22.4    13.7    14.0   (10.9)

Interest income           3.0     3.2     3.7     3.3     3.4     1.9     1.9
Interest expense         (8.7)   (8.5)   (7.5)   (8.3)   (8.2)   (8.4)   (8.9)
Gain on sale of
  investments in
  joint ventures
  and related stock       -      25.9     1.3     -      26.1    36.5     -
Sundry other - net      (12.3)  (12.7)  (12.9)  (11.4)  (11.8)   (8.9)   (9.3)
Credit (provision) for
  income taxes           (0.9)   (0.6)   (0.2)   (0.5)   (0.4)   29.8    (0.2)
------------------------------------------------------------------------------
Income (loss) from
  continuing operations  (2.1)   33.1     0.9     5.5    22.8    64.9   (27.4)

Discontinued operation -
  Equity in income of
  National Oilwell        2.0     2.8     1.5     4.1     2.6     5.0     0.2
------------------------------------------------------------------------------
Net income (loss)      $ (0.1) $ 35.9 $   2.4 $   9.6 $  25.4  $ 69.9  $(27.2)
==============================================================================

See Note to Condensed Consolidated Financial Statements.

Part II.     Other Information


Item 1.     Legal Proceedings
             -----------------

There are various claims pending against Armco and its subsidiaries involving product liability, antitrust, patent, insurance arrangements, environmental and hazardous waste matters, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended
December 31, 1994 (the Form 10-K) and Armco's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995 (Forms 10-Q). The following summarizes significant developments in previously reported matters and any new claims asserted since June 30, 1995:

In the Adamson v. Armco action, on June 22, 1995, the plaintiffs petitioned
       ----------------
for certiorari to the U.S. Supreme Court. Armco filed its Brief in Opposition on July 24, 1995. The petition for certiorari was denied by the U.S. Supreme Court on October 2, 1995, thus conclusively resolving this matter in favor of Armco.

In the Eastern Stockholder Litigation, the Pension Benefit Guaranty
       ------------------------------
Corporation, on its own behalf and as class representative for all Class B shareholders of Eastern Stainless Corporation (Eastern Stainless), filed suit. In accordance with Virginia corporation law, a special independent committee of the Board of Directors of Eastern Stainless has been appointed to evaluate the merits of plaintiffs' derivative claims under the business judgment rule. Armco filed a motion to dismiss the direct claims, stay the derivative claims and stay discovery pending completion of the special committee's investigation. Plaintiff filed a motion for class certification. The court denied Armco's motion to dismiss the direct claims and stay discovery, and granted Armco's motion to stay the derivative claims and plaintiff's motion for class certification. Armco has filed an answer to the complaint and discovery is in progress.

On September 29, 1995, the Fifth Circuit dismissed the Rhonda Sills v.
                                                       ---------------
Atlantic Richfield Company, et al., action for failure of the appellant to
----------------------------------
file a brief.

On September 29, 1995, the United States Environmental Protection Agency (USEPA) sent a letter confirming that Armco has completed all the work at the King River Ltd. Site required by USEPA's Order.

In the matter involving the Fultz Landfill Superfund Site, the Department of Justice filed a complaint against Armco in the U.S. District Court for the Southern District of Ohio on July 21, 1995, seeking recovery of approximately $4.5 million in costs under the Comprehensive Environmental Responsibility, Compensation & Liability Act. Armco filed an answer, affirmative defenses and counterclaim on September 27, 1995.

In the matter involving the Granville Solvents Site in Ohio, in August 1994, USEPA entered into an Administrative Order on Consent (AOC) with a number of potential responsible parties (PRPs). Armco did not sign the AOC because the terms were deemed unacceptable. Four of the signatories to the AOC (who claim to have an assignment of rights by other companies who signed the AOC) initiated a contribution action in the U.S. District Court for the Southern District of Ohio against all the PRPs, including Armco, who did not sign the AOC. Armco filed an answer, affirmative defenses and counterclaim on September 29, 1995, and is preparing a motion to stay proceedings while settlement discussions take place.

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
                                          -16-

Item 6.	Exhibits and Reports on Form 8-K
            --------------------------------

A.     The following is an index of the exhibits included in the Form 10-Q:

       Exhibit 11   Computation of Income (Loss) Per Common Share


B.     No report on Form 8-K was filed by Armco since June 30, 1995.
                                          -17-

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                                    Armco Inc.
                                    ------------------------------------
                                    (Registrant)




Date      November 7, 1995         /s/ David G. Harmer
      -----------------------      -------------------------------------
                                   David G. Harmer
                                   Corporate Vice President and Chief
                                        Financial Officer




Date      November 7, 1995         /s/ Peter G. Leemputte
      -----------------------      -------------------------------------
                                   Peter G. Leemputte
                                   Corporate Vice President and Controller