Form 10-K405
period 1995-12-31
ARMCO INC
filed 1996-03-27
CIK 7383

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1995
                               -----------------
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from                     to
                                    ------------------      --------------

                          Commission file number 1-873-2
                                                 -------
                                ARMCO INC.
                  ----------------------------------------------------
                 (Exact name of registrant as specified in its charter)

               Ohio                                    31-0200500
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

One Oxford Centre, 301 Grant Street, Pittsburgh, Pennsylvania      15219-1415
-------------------------------------------------------------      ----------
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
      Class A Preferred Stock, without par value New York Stock Exchange Class B Preferred Stock, $1 par value each New York Stock Exchange
      Common Stock, $.01 par value each/             New York Stock Exchange
      Rights to Purchase Participating Preferred
        Stock of Class A Preferred Stock             New York Stock Exchange
      Sinking Fund Debentures:                       New York Stock Exchange
          9.20%, due 2000
          8.50%, due 2001
      11.375% Notes, due 1999                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                    -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of Armco Inc. (assuming solely for purposes of this Form, that all members of registrant's Board of Directors are "affiliates") was approximately $770,963,308 as of February 29, 1996.

     As of the close of business on February 29, 1996, there were 106,550,937 shares of Common Stock outstanding.
Documents incorporated by reference herein include:

     Annual Report to Shareholders for the year ended December 31, 1995 -- Parts I, II, and IV of this report.
     Proxy Statement for the 1996 Annual Meeting of Shareholders filed with the Commission under Rule 14a-6 of the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Shareholders -- Part III of this report.

                                      PART I


ITEM 1.     BUSINESS

General

     Armco Inc. ("Armco" or the "Company") was incorporated as an Ohio corporation in 1917 as a successor to a New Jersey corporation incorporated in 1899. Based on sales revenues, Armco is the second largest domestic producer of stainless flat-rolled steels and is the largest domestic producer of electrical steels. Armco's Sawhill Tubular Division manufactures a wide range of steel pipe and tubing products for use in the construction, industrial and plumbing fields. The Company also owns Douglas Dynamics, L.L.C. ("Douglas Dynamics"), the largest North American manufacturer of snowplows for four-wheel drive pick-up trucks and utility vehicles.

     As part of its strategy to focus on the production of specialty flat-rolled steel, Armco has continued to evaluate the growth potential and profitability of its businesses and investments, and to rationalize or divest those that do not represent a strategic fit or offer growth potential or positive cash flow. In 1993, 1994 and 1995, Armco divested or otherwise rationalized several unprofitable or nonstrategic operations.

     On March 14, 1995, Armco, Eastern Stainless Corporation ("Eastern Stainless"), an 84%-owned subsidiary of Armco, and Avesta Sheffield Holding Co. ("Avesta Sheffield") completed the sale of substantially all of the assets of Eastern Stainless to Avesta Sheffield for consideration consisting of approximately $10.1 million in cash and the assumption by Avesta Sheffield of certain liabilities of Eastern Stainless. The cash proceeds were used by Eastern Stainless to satisfy part of the liabilities not assumed by Avesta Sheffield in the transaction. The net liabilities not assumed by Avesta Sheffield or satisfied by the sale proceeds were assumed by Armco.

	On April 7, 1995, Armco completed the sale of Northwestern National Holding Company, Inc. and its subsidiaries, the AFSG companies to be sold, to Vik Brothers Insurance, Inc., a privately held property and casualty insurance holding company. The proceeds from the sale consisted of $64.2 million in cash at the closing and an additional $15 million to be received in 1998, subject to an adjustment based on a reserve analysis at that time. The cash proceeds have been retained by Armco's unconsolidated runoff insurance subsidiaries and pledged as security for certain note obligations.

     On January 16, 1996, Armco sold its partnership interest in National-Oilwell, a joint venture engaged in the oil and gas service business, which was equally owned by subsidiaries of Armco and USX Corporation, to an entity formed by Duff & Phelps/Inverness and First Reserve Funds along with certain members of National-Oilwell's management. Armco received $77 million in cash and receivables with a face value of $13 million. The receivables will be recorded at a discounted value of $10.6 million. The terms of all the above transactions were the result of arm's-length negotiation among the parties.

Business Segments

     The information on the amounts of revenue, operating results and identifiable assets attributable to each of Armco's business segments, set forth in Note 7 of the Notes to Financial Statements in Armco's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated by reference herein.

     Additional information about Armco's business segments and equity investments is set forth in Management's Discussion and Analysis in Armco's Annual Report to Shareholders for the year ended December 31, 1995, which is incorporated by reference herein.

Specialty Flat-Rolled Steels

     Armco's Specialty Flat-Rolled Steels businesses produce and finish flat-rolled stainless, electrical and carbon steels at manufacturing operations located in Butler, Pennsylvania, and Coshocton, Dover, Mansfield and Zanesville, Ohio. The Butler and Mansfield Operations produce and finish stainless and electrical steels in sheet and hot band form. The Coshocton Operations finish stainless steel in strip and sheet form and the Zanesville Operations finish stainless and electrical strip and sheet. In addition, the Mansfield Operations produce commodity grades of carbon steel sheet, much of which is coated at a dedicated galvanizing facility at the Dover Operations. The segment also includes the results of European trading companies that buy and sell steel and manufactured steel products. Stainless steel plate products were finished at Eastern Stainless, which was sold on March 14, 1995.

     Under a plan to upgrade the facilities at Mansfield to enhance their steel production capability and improve the operating performance of both the Mansfield and Dover Operations, Armco installed a thin-slab caster and made related plant modifications at Mansfield. The new state-of-the-art continuous thin-slab caster is designed to produce three different types of steels (stainless, electrical and carbon) with rapid switchover from one type to another. The installation of the thin-slab caster, certain hot mill upgrades and other modifications at the Mansfield Operations were made over a 15-month period at a cost totaling approximately $140 million. The casting process used at Mansfield helps to ensure consistently high quality because it eliminates intermediate production steps and reduces the amount of rolling required to achieve desired thickness. The new caster can produce slabs from three to five inches thick, up to 50 inches wide, and up to 60 feet in length.

     The Mansfield and Dover Operations were idled from late in the first quarter of 1994 through the first quarter of 1995, although Dover began limited operations early in the first quarter of 1995. By mid-year, the Dover plant was fully operational. During the idle period, these operations sold only on-hand coil inventory. With the completion of its new thin-slab caster and modernized hot strip mill, Mansfield restarted in April 1995. The restart was hampered by process control system difficulties and, in the third quarter, by the failure of the refractory lining and a skid in the new walking beam furnace. The furnace problems necessitated an unscheduled 17-day outage, halting the steel melting and casting operations. Early in the first quarter of 1996, the Mansfield facility was operating at approximately 70% of capacity.

     The stainless and electrical steel industry is a relatively small but distinct segment of the overall steel industry that represented approximately 2% of domestic steel tonnage but accounted for approximately 10% of domestic steel revenues in 1995. Stainless and electrical steels refer to alloy tool steel, electrical steel and stainless strip and sheet products. These steels differ from basic carbon steel by their metallurgical composition. They are made with a high alloy content, which permits their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion or combinations thereof. Unlike high-volume carbon steel, stainless and electrical steel is generally produced in relatively small quantities utilizing special processing techniques designed to meet more exacting specifications and tolerances.

     Stainless steel contains elements such as chromium, nickel and molybdenum that give it the unique qualities of resistance to rust, corrosion and heat; high strength; good wear characteristics; natural attractiveness; and ease of maintenance. Stainless steel is used in the automotive and aerospace industries, and in the manufacture of food handling, chemical processing, pollution control, medical and health equipment and other products where its combination of strength, durability and attractiveness is desirable. Electrical steels are iron-silicon alloys which, through special production techniques, possess unique magnetic properties that make them desirable for use as energy efficient core material in such applications as electrical transformers, motors and generators.

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

     Armco produces flat-rolled stainless steel and alloy electrical steel strip and sheet products that are used in a diverse range of consumer durables and industrial applications. During the last three years, approximately 62% of Armco's sales of specialty flat-rolled steel has been stainless steel, 24% has been electrical steel and 10% has been carbon steel. The remaining sales in this segment of Armco's business is primarily related to the foreign subsidiaries that buy, warehouse, and sell specialty steel products. Major markets served are industrial machinery and electrical equipment, automotive, construction and service centers.

     In the stainless steel market, Armco is the leading producer of chrome grades used primarily in the domestic market for automotive exhaust components. Stainless steel, which formerly was not used in parts of the exhaust system other than the catalytic converter, is now used in the entire exhaust system from manifold to tailpipe by many auto manufacturers. Armco has developed a number of specialty grades for this application, many of which are patented. Armco is also known for its "bright anneal" chrome grade finishes utilized for automotive and appliance trim and other chrome grades used for cutlery, kitchen utensils, scissors and surgical instruments. Specialty chrome nickel grades produced by Armco are used in household cookware, restaurant and food processing equipment and medical equipment.

     Other Armco stainless products include functional stainless steel manufactured for automotive, agricultural, heating, air conditioning and other manufacturing uses. Before the sale of Eastern Stainless in March 1995, Armco's stainless products also included stainless steel plate, principally in flat plate form, for use in industrial applications.

     Armco is the only United States manufacturer of a complete line of flat-rolled electrical steel products and is the sole domestic producer of certain high permeability oriented electrical steels. It is also the only domestic manufacturer utilizing laser scribing technology. In this process, the surface of electrical steel is etched with high-technology lasers that refine the magnetic domains of the steels, resulting in superior electrical efficiency. Major electrical product categories are: Regular Grain Oriented ("RGO"), used in the cores of power and distribution transformers; Cold Rolled Non-Oriented ("CRNO"), used for electrical motors and lighting ballasts; and TRAN COR[registered tradmark]H, which is used in power transformers and is the only high permeability electrical steel made domestically.

     Armco had trade orders on hand for its Specialty Flat-Rolled Steels segment of $231.9 million at December 31, 1995, and $188.7 million at December 31, 1994. The backlog increased in 1995 primarily due to the start up of the Mansfield and Dover Operations. While substantially all of the orders on hand at year-end 1995 are expected to be shipped in 1996, such orders, as is customary in the industry, are subject to modification, extension or cancellation.

     Armco's specialty steelmaking operations are concentrated in Pennsylvania and Ohio, which permits cost-efficient materials flow between plants. Armco's Butler, Pennsylvania facility, which is situated on 1,300 acres with 3.2 million square feet of buildings, continuously casts 100% of its steel. At Butler, melting takes place in three 170-ton electric arc furnaces that feed the world's largest (175-ton) argon-oxygen decarburization unit and a 170-ton vacuum degassing unit for refining molten metal that, in turn, feed two double strand continuous casters. The melt capacity at Butler was approximately 940,000 tons cast by year-end 1995. Butler also operates a hot-strip mill, anneal and pickle units and two fully-automated tandem cold-rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

     The finishing plant in Coshocton, Ohio, located on 650 acres, is housed in a 500,000 square-foot plant and has three Sendzimer mills, three anneal and pickle facilities, three "bright anneal" lines, two 4-high mills for cold reduction and other processing equipment, including temper rolling, slitting and packaging facilities.

     The Mansfield, Ohio plant currently consists of a 1.4 million square-foot facility, including a melt shop with two electric arc furnaces (170-ton and 120-ton), a 120-ton argon-oxygen decarburization unit, a thin-slab continuous caster, a six-stand hot strip mill, a five-stand tandem cold rolling mill and a newly retrofitted pickle line.

     The Dover, Ohio plant produces a full range of galvanized products and is a principal supplier to the heating, ventilating, air conditioning (HVAC) market with its Reeves TiteKote[registered trademark] product. It also supplies galvanized products to the automotive, construction, appliance and service center markets.

     Armco's Zanesville, Ohio plant, with 508,000 square feet of buildings on 88 acres, is a finishing plant for some of the steel produced at Butler and Mansfield and has a Sendzimer cold-rolling mill, anneal and pickle facilities, high temperature box anneal and other decarburization and coating units.

     In the fourth quarter of 1994, Armco announced an expanded capital improvement program under which it would spend up to $95 million over a two-year period to upgrade and expand its stainless and electrical steel finishing facilities. The program is intended to reduce existing production constraints, increasing specialty steel finishing capacity by approximately 180,000 tons per year, particularly in electrical steels, specialty strip and sheet products and chrome stainless. Armco expects to have the projects scheduled under this program completed by mid-1996.

Fabricated Products

     The businesses currently included in the Fabricated Products segment are described below:

     -- Douglas Dynamics is the largest North American manufacturer of snowplows for four-wheel drive pick-up trucks and utility vehicles. Douglas Dynamics, which is headquartered in Milwaukee, Wisconsin, and has manufacturing plants in Rockland, Maine, Milwaukee, Wisconsin and Johnson City, Tennessee, sells its snowplows and other light truck equipment and accessories under the names Western Products, Fisher Engineering and Douglas Dynamics through independent distributors throughout the United States and Canada.

     -- Sawhill Tubular manufactures a wide range of steel pipe and tubular products for use in the construction, industrial and plumbing markets at plants in Sharon and Wheatland, Pennsylvania and Warren, Ohio. Sawhill Tubular operates a stretch reduction mill, continuous welding mills and finishing and galvanizing facilities.

     Armco had trade orders on hand for its Fabricated Products segment of $16.4 million at December 31, 1995 and $38.6 million at December 31, 1994.
The segment's backlog decreased in 1995 primarily as a result of reduced demand in the snowplow and steel pipe and tubing businesses. While substantially all of the orders on hand at year-end 1995 are expected to be shipped in 1996, such orders, as is customary in these industries, are subject to modification, extension or cancellation.

Employees

     At December 31, 1995, Armco had approximately 5,900 employees in its continuing operations and approximately 200 employees in its insurance and
other discontinued operations.   Most of Armco's domestic production and
maintenance employees are represented by international, national or independent local unions, although some operations are not unionized.

     Armco has agreements with the local unions at the specialty steel plants in Butler, Pennsylvania and Zanesville, Ohio which terminate September 30, 1996, and June 30, 1996, respectively. In June 1993, employees represented by the United Steelworkers of America ("USWA") at Armco's Mansfield and Dover, Ohio plants ratified new six-year contracts, which became effective September 1, 1993. In the second half of 1994, the USWA employees and management at the Mansfield and Dover plants reached local agreements that provide for additional improvements in manning levels and work practices.

Competition

     Armco faces intense competition from within the domestic steel industry, from manufacturers of competing products other than steel, including aluminum, plastics, composites and ceramics, and from foreign steel producers as well as foreign producers of components and other products. Many of these foreign producers have lower labor costs and are subsidized by their governments. Their decisions with regard to production and sales may be influenced more by political and social considerations than prevailing market forces. Many foreign steel producers continue to ship into the United States market despite decreasing profit margins or losses. Depending on a number of market factors, including the strength of the dollar, import levels, and the effectiveness of our nation's trade laws, pricing of the Company's products could be adversely affected. Competition is based primarily on price, with factors such as reliability of supply, service and quality also being important in certain segments.

     Import penetration for stainless strip and sheet was 20% in 1995 compared to 23% in 1994. Import penetration of electrical steels was 21% in 1995 compared to 20% in 1994.

     In 1992, when the voluntary steel import restraint agreements (VRAs) program was discontinued, President Bush committed to negotiating a Multilateral Steel Agreement ("MSA") aimed at controlling steel industry subsidies around the world. However, to date no MSA has been concluded. In 1995, led by the Specialty Steel Industry of North America, the industry's trade organization, a major initiative was begun with European specialty steel producers to attempt to reach a consensus on an MSA for specialty steel producers only. By the end of 1995, considerable progress had been made toward developing a framework Multilateral Specialty Steel Agreement, or MSSA, aimed at controlling specialty steel industry subsidies. It is hoped that during 1996 the terms of the MSSA can be finalized and the agreement extended to all specialty steel producers worldwide, although there can be no assurance that such consensus can be achieved.

     Competition is also presented by the so-called "mini-mills", which generally have smaller, non-unionized workforces and are relatively free of many of the employee, environmental and other obligations that traditionally have burdened steel producers. Nucor Corporation, a mini-mill steel company, in 1995 entered the automotive chrome stainless steel business, with the addition of an argon-oxygen decarburization (AOD) vessel at its Crawfordsville, Indiana melt shop. In 1995, Nucor produced 16,000 tons of automotive chrome stainless with targeted shipments of 60,000 to 70,000 tons for 1996. Nucor's entry will intensify competition in the automotive chrome stainless market, which totals about 400,000 tons per year. Armco is currently the leading U.S. producer of Raw Materials and Energy Sources

Raw Materials and Energy Sources

     Raw material prices represent a major component of per ton production costs in the steel industry. The principal raw materials used by Armco in the production of steels are iron and carbon steel scrap, molybdenum, chrome and nickel and their ferroalloys, stainless steel scrap, silicon and zinc. These materials are purchased in the open market from various outside sources.
Since much of this purchased raw material is not covered by long-term contracts, availability and price are subject to world market conditions. Chrome, nickel and certain other materials in mined alloy form, can be acquired only from foreign sources, many of them located in developing countries that may be subject to unstable political and economic conditions that might disrupt supplies or affect the price of these materials. A significant portion of the chrome and nickel requirements, however, is obtained from stainless steel scrap rather than mined alloys. While certain raw materials have been in short supply from time to time, Armco currently is not experiencing and does not anticipate any problems obtaining appropriate materials in amounts sufficient to meet its production needs. Armco also uses large amounts of electricity and natural gas in the manufacture of its products. It is expected that such energy sources will continue to be reasonably available in the foreseeable future.

Environmental Matters

     Armco, in common with other United States manufacturers, is subject to various federal, state and local requirements for environmental controls relating to its operations. Armco has devoted, and will continue to devote, significant resources to control air and water pollutants, to dispose of wastes, and to remediate sites of past waste disposal. Armco estimates capital expenditures for pollution control in its manufacturing operations will be about $29 million for the years 1996-2000, with the largest expenditures being made in the Specialty Flat-Rolled Steels segment. Approximately $5 million is related to control of air pollution pursuant to regulations currently promulgated under the Clean Air Act, as amended, and corresponding state laws. These projections, which have been prepared internally and without independent engineering or other assistance, reflect Armco's current analysis of probable required capital projects for pollution control. During the period 1991 through 1995, Armco's capital expenditures for pollution control projects amounted to approximately $28.1 million, including $18.1 million in 1995. Statutory and regulatory requirements in this area continue to evolve and, accordingly, the type and magnitude of expenditures may change.

     Armco has been named as a defendant, or identified as a potentially responsible party, in various governmental proceedings regarding cleanup of certain past waste disposal sites. Armco is also a defendant in various private lawsuits alleging property damage and personal injury from waste disposal sites. Joint and several liability could be imposed on Armco or other parties for these matters; thus, theoretically, one party could be held liable for all costs related to a site. While such governmental and private actions are being contested, the outcome of individual matters cannot be predicted with assurance. However, based on its experience with such cases and a review of current claims, Armco expects that in most cases any ultimate liability will be apportioned between Armco and other financially viable parties.

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

     Based on current facts and circumstances known to Armco, Armco's experience with site remediation, an understanding of current environmental laws and regulations, environmental assessments, the existence of other financially viable parties, expected remediation methods and the years in which Armco is expected to make payments toward each remediation (which range from the current year to 30 years or more in the future), Armco believes that the ultimate liability for environmental remediation matters identified to date will not materially affect its consolidated financial condition or liquidity. However, it is possible that, due to fluctuations in Armco's results, future developments with respect to such matters could have a material effect on the results of operations of future interim or annual periods.

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

     Armco spent $14 million, $12 million, and $9.4 million, respectively, on research in the years ended December 31, 1995, 1994 and 1993, of which $.9 million and $3.9 million was funded by affiliates, primarily ASC, which is no longer an affiliate, in 1994 and 1993, respectively.

Other Investments

North American Stainless ("NAS")

     Armco and Acerinox S.A. of Spain each owned a 50% partnership interest in NAS through their respective subsidiaries, First Stainless, Inc. and Stainless Steel Invest, Inc. In 1994, Armco's subsidiary sold 90% of its 50% equity interest in NAS to its partner for $73 million in cash. Through First Stainless, Inc., Armco maintains a 5% limited partnership interest in NAS. In connection with the transaction, Armco entered into an annual supply contract with NAS to provide the former joint venture with semi-finished stainless steel at market prices.

Armco Steel Company, L.P. ("ASC")

     ASC was a joint venture limited partnership formed in 1989 by Armco and Kawasaki Steel Corporation. With plants located in Middletown, Ohio and Ashland, Kentucky, ASC produced primarily high strength, low carbon flat-rolled steel. These products were supplied to the automotive, appliance and manufacturing markets, as well as to the construction industry and independent steel distributors and service centers.

     In April 1994, ASC completed an initial public offering and recapitalization. As part of this transaction, the business and assets of ASC were transferred to AK Steel Holding Corporation ("AK Steel"). In the recapitalization, Armco received 1,023,987 shares, or 4.2%, of the AK Steel common stock and was released from certain obligations to make future cash payments to the former joint venture. On May 4, 1995, Armco announced that it had completed a series of trades resulting in the sale of 1,023,987 shares of AK Steel. As a result of the sales, Armco realized total net proceeds of $27.2 million. With the completion of these transactions, Armco no longer owns any stock in AK Steel.

Discontinued Operations

National-Oilwell

     Armco, through a wholly owned subsidiary, had a 50% partnership interest in National-Oilwell, which was formed in 1987 when Armco and USX Corporation each contributed their oil field equipment operations to National-Oilwell in exchange for equal interests in the new partnership. On January 16, 1996, Armco sold its partnership interest in National-Oilwell to an entity formed by Duff & Phelps/Inverness and First Reserve Funds along with certain members of National-Oilwell's management. Armco received $77 million in cash and receivables with a face value of $13 million. The receivables will be recorded at a discounted value of $10.6 million.

Armco Financial Services Group ("AFSG")

     Prior to April 7, 1995, AFSG consisted primarily of insurance companies that Armco intended to sell (the "AFSG companies to be sold") and companies that have ceased writing new business and are being liquidated (the "runoff companies").

     On April 7, 1995, Armco completed the sale of Northwestern National Holding Company, Inc. and its subsidiaries, the AFSG companies to be sold, to Vik Brothers Insurance, Inc., a privately held property and casualty insurance holding company. The proceeds from the sale consisted of $64.2 million in cash at the closing and an additional $15 million to be received in 1998. The latter amount is subject to potential adjustment for adverse experience in certain insurance reserves. Substantially all of these proceeds were pledged as security for certain note obligations due to the runoff companies and have been retained in the investment portfolio of those companies.

Runoff Companies

     The runoff insurance companies have not written any new business for retention except for an immaterial amount of guaranteed renewable accident and health business. The number of policyholders of this business has decreased from approximately 4,000 at December 31, 1986 to 1,007 at December 31, 1995.

     Claims are paid by using the investment portfolio of the runoff companies and the related investment income from such portfolio. The portfolio had a market value of $188 million at December 31, 1995. The runoff companies believe the existing invested assets, related future income and other assets will provide sufficient funds to meet all future claims payments.

     The runoff companies estimate that 60% of future claims will be paid in the next five years and that substantially all of the claims will be paid by the year 2017. The ultimate amount of the claims as well as the timing of the claims payments are estimated based on the annual review of loss reserves performed by the runoff companies' independent and consulting actuaries.
While there have been no charges recorded with respect to the runoff companies since 1990, in the future there may be further adverse developments with respect to the runoff companies, which, if not otherwise offset through favorable commutations or other actions, will require additional charges to income. Armco expects that any such charges would not have a material adverse effect on its financial condition.

     The terms of the NAS, ASC, National-Oilwell and AFSG transactions described in "Other Investments" and "Discontinued Operations", above, were the result of arm's-length negotiation among the parties.


ITEM 2.     PROPERTIES

     Armco owns and leases property primarily in the United States. This property includes manufacturing facilities, offices and undeveloped property. The locations of Armco's principal plants and materially important physical properties are described in ITEM 1. "BUSINESS" and are used by the Specialty Flat-Rolled Steels and Fabricated Products businesses. Armco believes that all its operating facilities are being adequately maintained and are in good operating condition.


ITEM 3.     LEGAL PROCEEDINGS

     There are various claims pending against Armco and its subsidiaries involving product liability, patent, reinsurance and insurance arrangements, environmental, antitrust, employee benefits and other matters arising out of the conduct of the business of Armco.

     Reserve Mining Litigation.  In August 1992, an action styled Warner,
    --------------------------                                    -------
Donovan, et al. v. Armco Inc. was filed in the U.S. District Court, District
-----------------------------
of Minnesota by members of the United Steelworkers of America ("USWA") who declined to participate in the USWA v. Armco settlement.
                               -------------

The complaint alleges breaches of the Basic Labor Agreement, Supplemental Unemployment Benefit Plan, Insurance Agreement, Pension Agreement and Program of Hospital-Medical Benefits for Pensioners and Surviving Spouses and seeks an unspecified amount of damages. On February 17, 1993, the Court granted Armco's motion to dismiss plaintiffs' state law claims. The plaintiffs' claims based on the labor agreements remain pending. Plaintiffs filed an amended complaint, in response to which Armco filed a motion to dismiss certain claims therein. On October 22, 1993, the Court granted Armco's motion. On November 8, 1993, Armco filed an answer to the allegations in the amended complaint not subject to the motion to dismiss. Further proceedings in this case have been stayed pending the decision in the Ricke case discussed
below.                                                    -----

     On April 25, 1994, an action entitled Larry B. Ricke, Trustee v. Armco
                                            --------------------------------
Inc. was filed in the United States District Court for the District of
----
Minnesota by the Trustee appointed by the Pension Benefit Guaranty Corporation ("PBGC") for the purpose of recovering from Reserve Mining Company ("Reserve") assets to satisfy Reserve's liability for pension benefit entitlements which are in addition to those guaranteed by the PBGC. The complaint alleges that Armco is liable for the unfunded nonguaranteed benefits under the Pension Plan of Reserve in the amount of $9.2 million plus interest. The pension benefits which are the subject of this action were part of the class settlement of USWA
                                                                          ----
v. Armco.  Approximately fifteen hundred members of the class signed
--------
individual releases (19 members who did not are plaintiffs in Warner, Donovan,
                                                              ----------------
et al. v. Armco Inc.) releasing Armco from all claims, liabilities, etc. based
--------------------
upon or which arise out of any Reserve Employee Pension Benefit Plan. Armco filed a motion to dismiss the complaint on the basis of said releases, which the court denied on March 28, 1995. Armco filed a motion seeking interlocutory appellate review. This motion was granted on June 6, 1995.
Oral argument was held on December 11, 1995.  No decision has been rendered.

     Eastern Stainless Corporation ("Eastern") Stockholder Litigation.  On or
     -----------------------------------------------------------------
about March 13, 1995, an action styled Pension Benefit Guaranty Corporation v.
                                       ---------------------------------------
Armco Inc. and Eastern Stainless Corporation was filed in the United States
--------------------------------------------
District Court for the Southern District of Ohio by the PBGC as a Class B shareholder of Eastern. The complaint is captioned as a shareholder derivative and class action on behalf of all Class B shareholders. The plaintiff alleges breach of fiduciary duty as well as certain other claims arising from Armco's status as a majority shareholder in Eastern. The damages are alleged to be in excess of $12 million. The Class B shares were redeemable by Eastern Stainless for $1 a share, or approximately $13 million. On March 15, 1995, Eastern was dissolved without any shareholder distribution. In accordance with Virginia corporation law, a special independent committee of the Board of Directors of Eastern ("Committee") was appointed to evaluate the merits of plaintiff's derivative claims under the business judgment rule. Armco filed a motion to dismiss the direct claims, stay the derivative claims and stay discovery pending completion of the Committee's investigation. Plaintiff filed a motion for class certification. The court denied Armco's motion to dismiss the direct claims and stay discovery, and granted Armco's motion to stay the derivative claims and plaintiff's motion for class certification. The court issued a preliminary pre-trial order setting the case for non-binding summary jury trial for November 18, 1996. Trial on the merits is currently set for January 6, 1997. Armco has filed an answer to the complaint and discovery is in progress.

     On January 31, 1996, the Committee issued a report on its review and evaluation of the derivative claims, which concluded that the Class B shareholders were treated fairly by Armco and Eastern and that there is no set of circumstances or assumptions under which the maintenance of the litigation can serve the interests of Eastern or its Class B Shareholders. Eastern filed on March 18, 1996, a Motion to Dismiss the derivative claims on the basis of the Committee's findings.

     Cornerstones Litigation.  An action was filed by Cornerstones Municipal
     ------------------------
Utility District ("Cornerstones") and William St. John, as representative of a class of owners of real property situated within Cornerstones, in the District Court of Harris County, Texas, in July 1989, seeking damages in excess of $40 million for allegedly defective pipe supplied by Armco Construction Products for a sanitary sewer system in three residential subdivisions. In May 1991, the Cornerstones plaintiffs amended their petition to add owners of some 1,500
    ------------
residences within the Kingsbridge Municipal Utility District ("Kingsbridge"). Subsequently, the Kingsbridge claims were severed into a separate action. In
                  -----------
January 1992, the trial court granted Armco's motion for summary judgment, dismissing all claims asserted by the Cornerstones plaintiffs as barred by the
                           ------------
statute of limitations. In January 1993, the Court of Appeals reversed the dismissal. Upon Armco's petition, the Supreme Court of Texas reversed and summary judgment in favor of Armco was reinstated by the Court of Appeals in November 1994. In March 1995, the Cornerstones plaintiffs sought writ of
                                   ------------
error to the Supreme Court of Texas. On May 11, 1995, the Supreme Court of Texas denied plaintiffs' application for writ of error, concluding the Cornerstones matter in favor of Armco. On February 22, 1996, the District
------------
Court of Harris County entered summary judgment in favor of Armco in the severed Kingsbridge action. The plaintiffs in Kingsbridge have thirty days in
        -----------                            -----------
which to appeal the court's ruling.

	In addition, there are three multiple-party homeowners actions that remain pending on behalf of property owners in the Cornerstones Municipal Utility District. The first of these actions, Vincent and Linda Adduci, et
                                               ----------------------------
al. v. Armco Steel Corporation, et al., was filed in the 127th District Court
--------------------------------------
of Harris County, Texas on or about April 3, 1992, by approximately 87 residents, including the lead plaintiffs, against the same defendants as in the Cornerstones case. On or about September 11, 1992, Harris W. Arthur and
    ------------
other plaintiff homeowners commenced a similar action, styled Harris W.
                                                              ---------
Arthur, et al. v. Monsanto Company, et al., in the 133rd Judicial District
------------------------------------------
Court of Harris County. On or about March 22, 1993, a third action, captioned William C. Irons, et al. v. Turner, Collie & Braden, Inc., et al., was filed
-----------------------------------------------------------------
in the 152nd Judicial District Court of Harris County by the lead plaintiff and approximately 100 additional residents. All three cases are substantially based upon the same theories as the Cornerstones case and were separately
                                    ------------
filed after an effort to have the Cornerstones complaints certified as a class
                                  ------------
action was denied by the court. These three actions each seek an unspecified amount of damages.

     Environmental Proceedings.  Most environmental actions involving Armco
     --------------------------
relate to alleged contamination at off-site treatment and disposal sites. In many of these cases, Armco is one of several hundred companies who have been identified as potentially responsible parties ("PRPs"). In a few instances, Armco is one of only a few parties or solely liable. It is routinely asserted that joint and several liability will be applied in such cases; thus, a single party could be held liable for all costs related to a site. However, Armco's experience has been that liability is apportioned on the basis of volume and/or toxicity of materials sent to a site and Armco expects that any ultimate liability will be apportioned among Armco and other financially viable parties. Other claims sometimes arise from contractual obligations for properties Armco previously owned or leased and from regulatory actions.
Armco intends to assert all meritorious legal and equitable defenses that are available to it with respect to environmental matters. See "Item 1- BUSINESS- -Environmental Matters". The following paragraphs provide information about unresolved environmental matters that have been reported in previous Form 10-K or Form 10-Q filings and certain new matters.

     On July 31, 1989, the United States filed a civil action in the United States District Court for the Southern District of Texas, Houston Division, against 85 parties including Armco under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for cost recovery and injunctive relief associated with the French Limited Superfund site near Crosby, Texas. In January 1996, the United States Environmental Protection Agency ("USEPA") certified that the required remediation work had been completed.

     Armco is one of four defendants in the case styled, Rosa Ann Barrett, et
                                                         --------------------
al. v. Atlantic Richfield Company, et al., which was filed in January 1993, in
-----------------------------------------
the United States District Court for the Southern District of Texas, Houston Division on behalf of certain residents near the French Limited Site. On June 20, 1994, the court granted summary judgment against most plaintiffs. The case is now on appeal before the Fifth Circuit with the exception of one litigant whose case is before the trial court. Armco filed its brief in the appellate case on March 4, 1996. Based on its experience to date with resolution of claims in this matter, Armco does not believe its liability with regard to the remaining claims will be material.

     Armco is subject to a Consent Agreement and Final Order ("CAFO") dated October 27, 1988, relating to two inactive surface impoundments located at the former E.G. Smith plant in Cambridge, Ohio. The Department of Justice notified Armco in March 1994 that it was prepared to file a complaint in this matter alleging that there was non-compliance with the CAFO in 1989 and 1990. A consent order to resolve this matter has been negotiated. The consent order requires Armco to pay a penalty of $100,000 and to expend $200,000 on a study to reduce the environmental effects of pickling with nitric acid. If Armco does not implement the results of the study an additional payment up to $100,000 may be required.

     Armco is one of four companies that are identified by the USEPA as PRPs at the Fultz Landfill Superfund site in Byesville, Ohio. Armco received the initial CERCLA information request about this site in 1985. Armco estimates past and future remediation costs at about $12 million. Settlement discussions with USEPA were unsuccessful and on July 21, 1995, the Department of Justice filed a complaint alleging Armco's liability for remediation costs in the U.S. District Court for the Southern District of Ohio. In February 1996, the court granted Armco's motion to file a third-party complaint against other PRPs. Armco has initiated discovery to identify additional parties who disposed of hazardous waste at the site.

     On July 22, 1993, Armco received a request from the Kansas Department of Health and Environment ("KDHE") for information regarding a former Armco Construction Products Division plant located in Topeka, Kansas and now owned by Contech Construction Products, Inc. ("Contech"). Armco answered KDHE's information request in August 1993. KDHE has indicated it will pursue Contech and two other parties regarding this matter. Contech claims that Armco has an indemnification obligation under the agreement conveying the property to Contech. Based on the type of contamination at issue and the presence of other PRPs, Armco does not believe its liability, if any, will be material.

     In December 1993, Armco and one other company received a notice of nonbinding preliminary allocation of proportionate responsibility from the Pennsylvania Department of Environmental Protection ("PADEP") for the William Taylor Estate site. PADEP has indicated that it intends to conduct additional investigations at this site. Based on current information about the type of contamination and the presence of other PRPs, Armco does not expect its liability, if any, to be material.

     On February 16, 1994, the Missouri Department of Natural Resources and the USEPA jointly issued a Part B permit for Armco's Kansas City facility under the Resource Conservation and Recovery Act. Armco petitioned the Environmental Appeals Board for review of most of such permit provisions. The appeal was resolved and Armco is in compliance with the permit issued in November 1994. No additional legal action is anticipated regarding this matter.

     On September 9, 1994, four parties who signed an USEPA Administrative Order on Consent ("AOC") for cleanup of the Granville Solvent site in Ohio, initiated a contribution action in the U.S. District Court for the Southern District of Ohio against all PRPs, including Armco, who did not sign the AOC. In a March 19, 1996 decision, the court denied plaintiffs' claim for their costs related to litigation or negotiation of the AOC. Based on this recent decision and on current information about remediation costs, Armco does not expect its liability, if any, to be material.

     On February 27, 1995, the Ohio Environmental Protection Agency issued a Notice of Violation ("NOV") to Armco's Zanesville, Ohio operations alleging noncompliance with both a 1993 Order and various state regulations regarding hazardous waste management. Armco has instituted appropriate corrective measures. No proposed penalties were included in the NOV and Armco cannot reasonably estimate potential penalties, if any, based on current information.

     In the opinion of management, the ultimate liability, if any, resulting from the claims described in the preceding paragraphs in this "Legal Proceedings" section will not materially affect the consolidated financial position or liquidity of Armco and its subsidiaries; however, it is possible that due to fluctuations in Armco's operating results, future developments with respect to such matters could have a material effect on its financial condition, liquidity and results of operations in future interim or annual periods.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of Armco during the fourth quarter of the year ended December 31, 1995.

Executive Officers of Armco

     The executive officers of Armco as of March 15, 1996, were as follows:

                                                                                Years
                   Age as of                                   Tenure in      of Service
Name             March 15, 1996          Office                Office (1)     with Armco
----             --------------          ------                -----------    -----------
James F. Will         57          Chairman, President and
                                  Chief Executive Officer (2)    1994 (2)           4

James L. Bertsch      52          Vice President and Treasurer   1989              30

John B. Corey         52          Vice President (3)             1994 (3)          17

David G. Harmer       52          Vice President and
                                  Chief Financial Officer        1993               3

David A. Higbee       53          Vice President (4)             1994 (4)          30

Gary R. Hildreth      57          Vice President, General Counsel
                                  and Secretary                  1993              25

Peter G. Leemputte    38          Vice President and Controller  1993               3

Gary L. McDaniel      49          Vice President - Operations    1996               3

M. Dennis McGlone     46          Vice President - Commercial    1996               4

Pat J. Meneely        44          Vice President - Information
                                  and Organizational
                                  Effectiveness                  1995               1

Daniel E. Smigielski  46          Vice President - Purchasing &
                                  Traffic                        1996               3
-------------------------

(1) All officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified. Each of the officers named above has held responsible positions with Armco or its subsidiaries during the past five years, with the exceptions of Messrs. Will, Harmer, Higbee, Leemputte, McDaniel, McGlone, Meneely and Smigielski. Immediately prior to joining Armco, Mr. Will was President and Chief Executive Officer of Cyclops Industries, Inc. (a manufacturer of flat-rolled carbon and stainless steel products). Mr. Harmer was Vice President and Controller of FMC Corporation (a broad-based chemicals and manufacturing company). Mr. Higbee was President of National-Oilwell. Mr. Leemputte was project manager for Gemini Consulting (specializing in the development and application of leading edge business concepts and practices). Prior to that, Mr. Leemputte held various controlling positions at FMC Corporation. Prior to joining Armco, Mr. McDaniel was Division Manager of Maintenance and Services at the Indiana Harbor Works of LTV Steel Company (producer of flat-rolled and tubular carbon steel products). Immediately prior to joining Armco, Mr. McGlone was Vice President at Coshocton (an operating division of Cyclops Industries, Inc.)
Mr. Meneely was Vice President, Information Systems and CIO at Sara Lee
Hosiery (a


manufacturer of hosiery). Prior to that, Mr. Meneely was Vice President, Administration and Vice President, Information Services at Wheeling-Pittsburgh Steel Corporation (a manufacturer of steel). Mr. Smigielski was Director, Purchasing and Traffic at Armco's Butler Operations. Prior to that, Mr. Smigielski was Project Director at Krupp GMBH (an engineering company specializing in steel industry equipment and processing facilities).

(2) Effective February 1, 1996, Mr. Will was elected Chairman of the Board in addition to the position of President and Chief Executive Officer.

(3) Effective January 1, 1996, Mr. Corey was named Vice President. He had previously been Vice President - Asset Management and Strategic Planning since March 1, 1995.

(4) Effective January 1, 1996, Mr. Higbee was named Vice President. He had previously been Vice President - Diversified Businesses since March 1, 1994.



                                      PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

     Armco's common stock is sold principally on the New York Stock Exchange. At February 29, 1996, there were 25,768 common stock shareholders of record. Other information required by this item is incorporated herein by reference from pages 41 and 46 of the Annual Report to Shareholders for the year ended December 31, 1995.


ITEM 6.     SELECTED FINANCIAL DATA

(In millions, except per share amounts)

                                       1995      1994     1993     1992 (2)     1991
                                       ----      ----     ----     -------      ----
Net sales                            $1,559.9  $1,437.6  $1,664.0  $1,673.2   $1,204.0
Special charges - net (3)               --        (35.0)   (165.5)   (185.1)     (48.7)
Income (loss) from continuing
   operations                            23.5      65.8    (247.5)   (402.2)    (147.2)
Income (loss) from continuing operations
    per common share                     0.05      0.46     (2.56)    (4.17)     (1.75)
Total assets (4)                      1,896.6   1,934.9   1,904.7   1,869.9    1,765.0
Long-term debt and lease obligations    361.6     363.8     379.7     401.0      350.7
Long-term employee benefit
    obligations (4)                   1,165.9   1,221.9   1,249.9     541.6      362.3
Class B common stock of subsidiary (5)   --       --          9.7       9.3        --

-----------------------------------

(1) The information in this Item should be read in conjunction with Armco's financial statements and the notes thereto, which are incorporated by reference in Item 8.

(2) In April 1992, Armco acquired Cyclops Industries, Inc. in a transaction accounted for as a purchase.

(3) Special charges primarily relate to the shutdown, sale and/or rationalization of operating facilities.

(4) In 1993, Armco adopted SFAS Nos. 106 and 109 which increased long-term employee benefit obligations and total assets.



(5) The Class B common stock was issued by Eastern Stainless prior to Armco's acquisition of this 84%-owned former subsidiary of Cyclops Industries, Inc. In 1994, Eastern Stainless reached a decision to sell substantially all of its assets and, as a result, Armco stopped consolidating the results of Eastern Stainless. The asset sale was completed on March 14, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference from pages 20-23, 25 and 27-29 following the caption "Management's Discussion and Analysis" of the Consolidated Financial Statements in the Annual Report to Shareholders for the year ended December 31, 1995.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The information required by this Item is incorporated herein by reference from pages 30-46 of the Annual Report to Shareholders for the year ended December 31, 1995.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to executive officers of Armco is contained in Part I of this report under "Executive Officers of Armco" and is incorporated herein by reference. The information required as to directors is incorporated herein by reference from the information set forth under the caption "ELECTION OF DIRECTORS" in the registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").


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

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K

I.     Documents Filed as a Part of this Report


A.  Financial Statements and Financial Statement Schedules               Page

1.  Statement of Consolidated Operations for the Years Ended
    December 31,1995, 1994 and 1993                                       *

2.  Statement of Consolidated Financial Position as of
    December 31, 1995 and 1994                                            *

3.  Statement of Consolidated Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993                                      *

4.  Notes to Financial Statements                                         *

5.  Independent Auditors' Report                                          *

6.  Independent Auditors' Report                                         20

7.  Financial Statement Schedule for the Years Ended
    December 31, 1995, 1994 and 1993

      II-- Valuation and Qualifying Accounts                             21

8.  Responsibility for Financial Reporting                               *

9.  National-Oilwell Consolidated Financial Statements
    and Financial Statement Schedules as of
    December 31, 1995 and 1994 and for
    the years ended December 31, 1995, 1994 and 1993                22 - 36


----------------------

* Incorporated in this Annual Report on Form 10-K by reference to pages 30-46 of the Annual Report to Shareholders for the year ended December 31, 1995.

           Financial Statements and Financial Statement Schedules Omitted

     The financial statements and financial statement schedules for Armco Inc. and subsidiaries and National-Oilwell, other than those listed above, are omitted because of the absence of conditions under which they are required, or because the information is set forth in the notes to financial statements.

     B.    Exhibits

     The following is an index of the exhibits included in the Annual Report on Form 10-K.

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

10(d).     1988 Restricted Stock Plan (5)*

10(e).     Executive Supplemental Deferred Compensation Plan Trust (6)*

10(f).     Executive Supplemental Deferred Compensation Plan (7)*

10(g).     Pension Plan for Outside Directors (8)*

10(h).     Rights Agreement dated as of February 23, 1996 between Armco Inc.
and Fifth Third Bank

10(h)      Rights Agreement dated as June 27, 1986 between Armco Inc. and
Fifth Third Bank, as successor to Harris Trust and Savings Bank, as amended as of June 24, 1988 (9)

10(i).     Key Management Severance Policy (10)*

10(j).     Minimum Pension Plan (11)*

10(k).     Stainless Steel Toll Rolling Services Agreement (12)

10(l).     Equity Exchange Agreement (13)

10(m).     Stock Purchase Agreement among Armco Inc., Armco Financial Services
Corporation and Vik Brothers Insurance, Inc. dated as of August 2, 1994. (14)

10(n).     Asset Sale Agreement By and Among Armco Inc., Eastern Stainless
Corporation, Avesta Sheffield East, Inc. and Avesta Sheffield Holding Co. dated as of February 9, 1995 (15)

10(o).     Purchase Agreement, as amended, among Oilwell, Inc., National
Supply Company, Inc., USX Corporation, Armco Inc. and NOW Holdings, Inc. (16)

10(p).     Rights Agreement dated as of February 23, 1996 between Armco Inc.
and Fifth Third Bank

11.     Computation of Income (Loss) Per Share

13. Annual Report to Shareholders for the year ended December 31, 1995. (Filed for information only, except for those portions that are specifically incorporated in this Form 10-K Annual Report for the year ended December 31, 1995.)

21.     List of subsidiaries of Armco Inc.

23.     Independent Auditors' Consents

27.     Financial Data Schedule

99.     Description of Armco Capital Stock

     The annual reports (Form 11-K) for the year ended December 31, 1995 for the Armco Inc. Retirement and Savings Plan and the Armco Inc. Thrift Plan for Hourly Employees will be filed by amendment as exhibits hereto, as permitted under Rule 15d-21.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
----------------------------

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

(12) Incorporated by reference from Exhibit 10(s) to Armco's Annual Report on Form 10-K for the year ended December 31, 1993.

(13) Incorporated by reference from Exhibit 2 to Armco's Form 8-K dated April 7, 1994.

(14) Incorporated by reference from Exhibit 10 to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(15) Incorporated by reference from Exhibit 2 to Armco's Form 8-K dated March 14, 1995.

(16) Incorporated by reference from Exhibit 2 to Armco's Form 8-K dated January 16, 1996.

----------------------------

II.     Reports on Form 8-K

     The following reports on Form 8-K were filed by Armco since September 30, 1995:

        Report Date                                Description
        -----------                                -----------

     December 18, 1995                Reporting that the sale of Armco's
                                      Greens Port Industrial Park property
                                      was terminated on December 18, 1995.

     January 16, 1996                Reporting that Armco sold its partnership
                                     interest in National-Oilwell, a joint
                                     venture engaged in the oil and gas
                                     service business that was equally
                                     owned by subsidiaries of Armco and USX
                                     Corporation.

     February 23, 1996               Reporting that Armco adopted a
                                     Stockholder Rights Plan and declared a
                                     dividend distribution of one preferred
                                     stock purchase right for each outstanding share of common stock of Armco to stockholders of record at the close of business on June 26, 1996.

                                     SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED AS OF MARCH 27, 1996.

                                     ARMCO INC.


                                     By	JAMES F. WILL
                                     -----------------------------------------
                                          James F. Will
                                          Chairman of the Board, President and
                                          Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF MARCH 27, 1996.


By     JAMES F. WILL                         By     JOHN C. HALEY
--------------------------------------       -------------------------------
       James F. Will                               John C. Haley
Chairman of the Board, President,                     Director
      Chief Executive Officer
        and Director



By        DAVID G. HARMER                   By
--------------------------------------       ------------------------------
          David G. Harmer                            Paul H. Henson
         Vice President and                             Director
       Chief Financial Officer



By        PETER G. LEEMPUTTE                By    BRUCE E. ROBBINS
-------------------------------------       ------------------------------
          Peter G. Leemputte                     Bruce E. Robbins
    Vice President and Controller                     Director



By        JOHN J. BURNS, JR.                By    BURNELL R. ROBERTS
-------------------------------------       ------------------------------
          John J. Burns, Jr.                       Burnell R. Roberts
              Director                                  Director



By     PAULA H.J. CHOLMONDELEY              By   JOHN D. TURNER
--------------------------------------      ------------------------------
       Paula H.J. Cholmondeley                    John D. Turner
              Director                               Director



By	DAVID A. DUKE
-----------------------------------
            David A. Duke
               Director

                            INDEPENDENT AUDITORS' REPORT

Armco Inc.:

We have audited the consolidated financial statements of Armco Inc. and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 5, 1996, which report includes an explanatory paragraph for changes in Armco Inc.'s methods of accounting for postretirement benefits other than pensions, income taxes, certain investments in debt and equity securities, and postemployment benefits; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Armco Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 5, 1996

                                                                               SCHEDULE II
                         ARMCO INC. AND CONSOLIDATED SUBSIDIARIES

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
    Description               of Year     Expenses      Provided     Changes   End of Year
------------------------------------------------------------------------------------------
For the Year Ended December 31, 1993:
Allowance for doubtful accounts $ 5.1      $0.3            $0.8       $(0.6) (B)    $ 4.0


Allowance for impairment of
  investments..................  28.3        -              0.4        (7.9) (B)     20.0

------------------------------------------------------------------------------------------
For the Year Ended December 31, 1994:

Allowance for doubtful accounts $ 4.0      $0.8            $0.4       $(0.3) (B)    $ 4.1


Allowance for impairment of
  investments..................  20.0       0.1             1.4	          -           18.7

------------------------------------------------------------------------------------------
For the Year Ended December 31, 1995:

Allowance for doubtful accounts $ 4.1      $0.3            $1.0        $0.6 (A)     $ 4.4
                                                                        0.3 (B)
                                                                        0.1 (C)

Allowance for impairment of
  investments..................  18.7        -              2.0          -           16.7

------------------------------------------------------------------------------------------

NOTES:

(A)   Written off to the income statement.
(B)   Net balances of consolidated subsidiaries purchased (divested).
(C)   Collections on bad debt items.

                                           21

                                    EXHIBIT INDEX

     The following is an index of the exhibits included in the Annual Report on Form 10-K.

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

10(d).     1988 Restricted Stock Plan (5)*

10(e).     Executive Supplemental Deferred Compensation Plan Trust (6)*

10(f).     Executive Supplemental Deferred Compensation Plan (7)*

10(g).     Pension Plan for Outside Directors (8)*

10(h).     Rights Agreement dated as of February 23, 1996 between Armco Inc.
and Fifth Third Bank

10(h)      Rights Agreement dated as June 27, 1986 between Armco Inc. and
Fifth Third Bank, as successor to Harris Trust and Savings Bank, as amended as of June 24, 1988 (9)

10(i).     Key Management Severance Policy (10)*

10(j).     Minimum Pension Plan (11)*

10(k).     Stainless Steel Toll Rolling Services Agreement (12)

10(l).     Equity Exchange Agreement (13)

10(m).     Stock Purchase Agreement among Armco Inc., Armco Financial Services
Corporation and Vik Brothers Insurance, Inc. dated as of August 2, 1994. (14)

10(n).     Asset Sale Agreement By and Among Armco Inc., Eastern Stainless
Corporation, Avesta Sheffield East, Inc. and Avesta Sheffield Holding Co. dated as of February 9, 1995 (15)

10(o).     Purchase Agreement, as amended, among Oilwell, Inc., National
Supply Company, Inc., USX Corporation, Armco Inc. and NOW Holdings, Inc. (16)

10(p).     Rights Agreement dated as of February 23, 1996 between Armco Inc.
and Fifth Third Bank

11.     Computation of Income (Loss) Per Share

13. Annual Report to Shareholders for the year ended December 31, 1995. (Filed for information only, except for those portions that are specifically incorporated in this Form 10-K Annual Report for the year ended December 31, 1995.)

21.     List of subsidiaries of Armco Inc.

23.     Independent Auditors' Consents

27.     Financial Data Schedule

99.     Description of Armco Capital Stock

     The annual reports (Form 11-K) for the year ended December 31, 1995 for the Armco Inc. Retirement and Savings Plan and the Armco Inc. Thrift Plan for Hourly Employees will be filed by amendment as exhibits hereto, as permitted under Rule 15d-21.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

----------------------------

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

(12) Incorporated by reference from Exhibit 10(s) to Armco's Annual Report on Form 10-K for the year ended December 31, 1993.

(13) Incorporated by reference from Exhibit 2 to Armco's Form 8-K dated April 7, 1994.

(14) Incorporated by reference from Exhibit 10 to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(15) Incorporated by reference from Exhibit 2 to Armco's Form 8-K dated March 14, 1995.

(16) Incorporated by reference from Exhibit 2 to Armco's Form 8-K dated January 16, 1996.

----------------------------

[LOGO] Ernst & Young LLP           *One Houston Center   *Phone:  713 750 1500
                                    Suite 2400            Fax     713 750 1501
                                    1221 McKinney Street
                                    Houston, Texas 77010-2007



                                Report of Independent Auditors


Partners
National-Oilwell


We have audited the accompanying consolidated balance sheets of National-Oilwell and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National-Oilwell and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                      /S/ ERNST & YOUNG LLP

                                          ERNST & YOUNG LLP

January 31, 1996


            Ernst & Young LLP is a member of Ernst & Young International, Ltd.

                               NATIONAL-OILWELL
                         CONSOLIDATED BALANCE SHEET

                                                           December 31,
                                                       --------------------
                                                         1995        1994
                                                       --------    --------
                                                         ($ in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                           $ 65,452    $  9,418
   Trade receivables, less allowance for doubtful
      accounts of $ 4,015 for 1995 and $1,023 for 1994   73,257      97,425
   Inventories (Note 3)                                 120,686     124,096
   Receivable from owners, net (Note 11)                    -           847
   Other receivables                                      1,729       4,096
   Prepaid expenses                                       2,322       2,444
   Assets held for sale, net                              2,221       1,675
                                                       --------    --------
Total current assets                                    265,667     240,001

Property, plant and equipment, net (Note 4)              18,877      22,397

Deferred taxes (Note 9)                                   1,450       1,959

Other assets                                              2,584       3,947
                                                       --------    --------
Total assets                                           $288,578    $268,304
                                                       ========    ========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Cash overdrafts                                     $  3,350    $  9,846
   Notes payable (Note 5)                                 9,128         -
   Accounts payable-trade                                60,423      50,494
   Accounts payable to owners, net (Note 11)              2,892         -
   Deferred credits                                       7,500       1,506
   Accrued salaries and wages                             3,071       4,492
   Other accrued liabilities                             11,066      21,853
                                                       --------    --------
              Total current liabilities                  97,430      88,191

Employee benefit obligations                              4,529       4,958
Insurance accruals                                        6,201       8,524
Other liabilities                                         2,406       4,743
                                                       --------    --------
              Total liabilities                         110,566     106,416

Commitments and contingencies (Note 6)

Partners' capital:
   Owners capital                                       185,506     169,784
   Cumulative foreign currency translation adjustment    (7,494)     (7,896)
                                                       --------    --------
              Total partners' capital                   178,012     161,888
                                                       --------    --------
Total liabilities and partners' capital                $288,578    $268,304

       The accompanying notes are an integral part of these statements.

                                    NATIONAL-OILWELL
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended December 31,
                                                 ----------------------------
                                                   1995      1994      1993
                                                 --------  --------  --------
                                                      ($ in thousands)
Revenues                                         $545,803  $562,053  $627,281

Cost of revenues                                  474,791   482,423   547,401
                                                 --------  --------  --------
Gross Profit                                       71,012    79,630    79,880

Selling, general, and administrative expenses      51,198    55,109    66,021
Other operating expenses                            6,033     9,313    13,370
Special charges/(credits) (Note 10)                (8,458)  (13,916)    8,565
                                                 --------  --------  --------
Operating Income/(Loss)                            22,239    29,124    (8,076)

Interest expense and other financial costs         (2,358)   (5,777)   (8,277)
Interest income                                     1,097     1,046     1,001
Other - income (expense)                           (1,401)      528      (240)
                                                 --------  --------  --------
Income/(Loss) Before Foreign Income Taxes          19,577    24,921   (15,592)

Foreign income taxes (Note 9)
   Current                                            568       132       978
   Deferred                                         1,369       909       893
                                                 --------  --------  --------
      Provision For Foreign Income Taxes            1,937     1,041     1,871
                                                 --------  --------  --------

Net Income/(Loss)                                 $17,640   $23,880  $(17,463)
                                                 ========  ========  ========

       The accompanying notes are an integral part of these statements.

                                      NATIONAL-OILWELL
                      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


                                                      Cumulative
                                                        Foreign
                                                       Currency       Total
                                           Partners'  Translation   Partners'
                                            Capital    Adjustment    Capital
                                            ---------  -----------  ----------
                                                  ($ in thousands)
Balance at December 31, 1992                $194,367      $(1,821)   $192,546
   Net loss                                  (17,463)         -       (17,463)
   Translation adjustment                        -         (4,407)     (4,407)
                                            ---------  -----------  ----------

Balance at December 31, 1993                 176,904       (6,228)    170,676
   Net income                                 23,880          -        23,880
   Translation adjustment                        -         (1,668)     (1,668)
   Distribution                              (31,000)         -       (31,000)
                                            ---------  -----------  ----------

Balance at December 31, 1994                 169,784       (7,896)    161,888
   Net income                                 17,640          -        17,640
   Translation adjustment                        -            402         402
   Distribution                               (1,918)         -        (1,918)
                                            ---------  -----------  ----------

Balance at December 31, 1995                $185,506      $(7,494)   $178,012


           The accompanying notes are an integral part of these statements.


                              NATIONAL-OILWELL
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         December 31,
                                                 ----------------------------
                                                   1995      1994      1993
                                                 --------  --------  --------

Cash flow from operating activities:
   Net income (loss)                             $ 17,640  $ 23,880  ($17,463)
   Adjustments to reconcile net income/(loss) to
    net cash provided (used) by operating
    activities:
       Depreciation and amortization                3,595     6,027    10,721
       Provision for losses on accounts receivable  2,855       545     1,237
       Provision for deferred income taxes          1,369       909       893
       Gain on ordinary sale of property,
         plant, and equipment                        (662)     (910)     (867)
       Foreign currency transaction (gain) loss     1,170        54       160
       Special charges/(credits)                   (8,458)  (13,916)    8,565
   Changes in operating assets and liabilities:
       Decrease (increase) in receivables          24,583       491    (5,245)
       Decrease in inventories                      2,205    12,483    19,558
       Decrease (increase) in other assets         (4,730)    4,287    (3,453)
       Increase (decrease) in accounts payable      6,959     7,614   (21,423)
       Decrease in other liabilities               (4,856)   (3,913)   (7,172)
                                                 --------  --------  --------
            Net cash provided (used) by operating
              activities                           41,670    37,551   (14,489)
                                                 --------  --------  --------
Cash flow from investing activities:
    Purchases of property, plant and equipment     (4,764)   (3,604)   (1,967)
    Proceeds from sales of property, plant and
      equipment                                     6,865     1,731     4,947
    Proceeds from sales of product lines            6,944    69,821       -
    Other                                            (218)      251      (108)
                                                 --------  --------  --------
            Net cash provided (used) by investing
              activities                            8,827    68,199     2,872
                                                 --------  --------  --------
Cash flow from financing activities:
    Proceeds from revolving lines of credit and
      long-term debt                               53,172    54,503    64,386
    Principal payments on revolving lines of
      credit and long-term debt                   (44,044) (124,345)  (51,052)
    Principal payments under capital lease
      obligations                                     -        (911)     (996)
    Cash distribution to partners                  (1,918)  (31,000)      -
                                                 --------  --------  --------
            Net cash provided (used) by financing
              activities                            7,210  (101,753)   12,338
                                                 --------  --------  --------
Effect of exchange rate losses on cash             (1,673)     (595)     (154)

Increase in cash and equivalents                   56,034     3,402       567

Cash and cash equivalents at beginning of year      9,418     6,016     5,449
                                                 --------  --------  --------
Cash and cash equivalents at end of year          $65,452    $9,418    $6,016
                                                 ========  ========  ========

       The accompanying notes are an integral part of these statements.

                               NATIONAL-OILWELL

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1995


1.  Organization and Basis of Presentation

As of December 31, 1995, National-Oilwell ("Company") was a general partnership organized under the laws of Delaware between National Supply Company, Inc. ("NSC") and Oilwell, Inc. ("OI"). Each of the partners held a 50% interest in the partnership. All references to the Company in these financial statements are synonymous with National-Oilwell as previously described. Effective January 9, 1996, the Company converted from a general partnership to a Delaware limited partnership, and on January 17, 1996, NSC and OI sold their interest in the Company to NOW Holdings, Inc. (See Note 13).

The Company is a distributor and manufacturer of products for the oilfield services industry. The Company distributes an extensive line of oilfield supplies, oilfield equipment and tubular products, and designs and manufactures a variety of oilfield equipment, for use in oil and gas drilling, completion and production activities. The Distribution segment is comprised of the Distribution Services and Tubular Distribution business units. This segment distributes standardized oilfield products through its 116 distribution service centers located throughout oil and gas producing regions in North America, and is also one of the largest distributors of oil country tubular goods ("OCTG") to oil and gas operators and drilling contractors in North America. In addition, the Company conducts distribution activities in certain major oil and gas producing regions outside of North America, including the United Kingdom, South America, the Middle East and the Pacific Rim, through six international distribution facilities.

The Equipment segment consists of the Drilling Systems & Equipment and Pumping Systems business units. This segment is a leader in the design, manufacture and sale of certain drilling rig components and is a major designer and manufacturer of other drilling equipment items used in the assembly of new drilling rigs. Additionally, this segment designs and manufactures an extensive line of centrifugal and reciprocating pumps used in a variety of oilfield applications. Under its Mission-Fluid King ("MFK") brand name, it also supplies a wide variety of fluid end accessories and expendable pump parts serving the oil and gas drilling market.

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

Inventories

Inventories consist of (a) standardized oilfield products and oil country tubular goods, (b) manufactured equipment and (c) spare parts for the manufactured equipment. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods.

                               NATIONAL-OILWELL

Foreign Currency

The functional currency for the Company's Canadian, United Kingdom and Australian subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in cumulative foreign currency translation adjustment in partners' capital. The U.S. dollar is used as the functional currency for the Singapore and Venezuelan subsidiaries. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income.

Concentration of Credit Risk

The Company grants credit to its customers which are primarily in the oil and gas industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. The Company maintains reserves for potential losses and such losses have consistently been within management's expectations.

Income Taxes

The Company has provided for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company made income tax payments of $332,000, $557,000 and $392,000 during the years ended December 31, 1995, 1994 and 1993, respectively.

As a partnership, the Company was not subject to U.S. federal or state taxes on its income. The general partners included in their federal and state tax returns the partnership's results of operations during 1995. Accordingly, no provision for U.S. federal or state income taxes was made by the Company for 1995.

Revenue Recognition

Revenue from the sale of products is recognized upon passage of title to the customer, which in most cases coincides with shipment of the related products.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments. Cash equivalents include only those investments having a maturity of three months or less at the time of purchase. The book values of these financial instruments are considered to be representative of their respective fair values. (See Note
5).

Research and Development Costs

Research and development costs are expensed as incurred. During 1995, 1994 and 1993, research and development costs were $417,000, $579,000 and $1,115,000, respectively.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts from the prior year financial statements have been reclassified to conform with the 1995 presentation.

                               NATIONAL-OILWELL

3.  Inventories

Inventories consist of:
                                               December 31,
                                         -----------------------
                                           1995           1994
                                         --------       --------
                                            (In thousands)
   Raw materials and supplies           $ 11,528       $ 12,486
   Work in process                         4,842          5,112
   Finished goods                        104,316        106,498
                                         --------       --------
   Total                                $120,686       $124,096
                                         ========       ========

Foreign inventories are approximately 21% and 20% of total inventories at December 31, 1995 and 1994, respectively.

4.  Property, Plant and Equipment

Property, plant and equipment consist of:
                                               December 31,
                                         -----------------------
                                           1995           1994
                                         --------       --------
                                             (In thousands)
   Land and improvements                $  2,509       $  5,718
   Buildings                              10,404         10,772
   Machinery and equipment                31,139         53,886
   Other, including computer equipment
      and furniture and fixtures          19,079         21,366
                                         --------       --------
                   Total                  63,131         91,742
      Less accumulated depreciation
         and amortization                (44,254)       (69,345)
                                         --------       --------
                Net                     $ 18,877       $ 22,397
                                         ========       ========

5.  Notes Payable

At December 31, 1995, the Company had bank lines of credit totaling $60,000,000, of which $13,075,000 had been utilized for letters of credit with an additional $9,128,000 in loans outstanding. The primary revolving credit agreement (Credit Agreement) was renewed in February, 1995 for three years, and was secured by inventory, receivables and the stock of the Company's subsidiaries. The Credit Agreement contained certain financial covenants relative to net worth, leverage ratio, capital spending, interest coverage and fixed charges. The Company had complied with all covenants while that credit agreement was in effect. A monthly borrowing base formula was used to determine credit availability. The interest rate in the Credit Agreement fluctuated with short-term interest rates. The interest rate in effect at December 31, 1995 was 9 1/8%. A commitment fee of 1/2% per annum was charged on the unused portion of the Credit Agreement. The weighted average interest rate was approximately 9.0% and 8.5% for 1995 and 1994, respectively.
Interest paid was $144,000 during 1995, $3,444,000 in 1994 and $3,693,000 during 1993.

During the year, consent agreements were executed to allow for Canadian preference share redemptions, sale of certain Wilson-Snyder assets, reallocation of the US and Canadian facility, security filings and certain intercompany debt cancellations.

A new credit agreement, contingent upon the change in ownership, was executed as of December 29, 1995, and was funded on January 17, 1996. (See Note 13).

                               NATIONAL-OILWELL

6.  Commitments and Contingencies

Commitments

The Company leases land, buildings and storage facilities, vehicles, and data processing equipment under operating leases extending through various dates up to the year 2015. The Company's annual lease commitments for operating leases at December 31, 1995 were as follows:

                                                    Operating
                                                      Leases
                                                     ---------
                                                   (In thousands)
  1996                                               $ 6,372
  1997                                                 4,046
  1998                                                 1,796
  1999                                                 1,312
  2000                                                 1,159
  Thereafter                                           6,096
                                                     ---------

      Total                                          $20,781

Rent expense for the years ended December 31, 1995, 1994 and 1993 was $9,714,000, $8,691,000 and $10,372,000, respectively.

Contingencies

The Company is the subject of, or a party to, various claims, regulatory agency audits, and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 1995 cannot be determined; however, in the opinion of management, any ultimate liability, to the extent not otherwise provided for, should not materially affect the financial position, liquidity or results of operations of the Company.

Environmental

The Company's business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to the Company's business. Laws and regulations protecting the environment have generally become more stringent in recent years and the Company believes the trend of more expansive and stricter environmental laws will continue. Although the Company has not incurred material costs in connection with its compliance with such laws, there can be no assurance that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could not result in additional, presently unquantifiable, costs or liabilities to the Company.

7.  Pension Plans

The Company and its consolidated subsidiaries have several pension plans covering substantially all of its employees. The defined-contribution pension plans cover most of the domestic employees and employees of the Canadian subsidiary. Contributions to the plans are based on employees' years of
service  equating to a percentage  of current earnings.   For the years  ended
December 31, 1995, 1994 and 1993, domestic pension expense for the defined-contribution plan was $1,332,000, $1,745,000 and $1,812,000, respectively, and the funding is current. Pension expense of the foreign operations for the defined-contribution plan totaled $180,000 for 1995, $169,000 for 1994 and $193,000 for 1993.

The Company's UK subsidiary has a defined-benefit pension plan whose participants are primarily retired and terminated employees who are no longer accruing benefits. The UK pension plan assets are invested primarily in UK and overseas equity securities, UK government securities, overseas bonds and cash deposits.

                               NATIONAL-OILWELL

The plan assets at fair market value were $32,104,000 at December 31, 1995 and $27,389,000 at December 31, 1994. The projected benefit obligation was $23,131,000 at December 31, 1995 and $20,630,000 at December 31, 1994. Net
periodic pension cost/(benefit) recognized as expense/(income) for the years ended December 31, 1995, 1994 and 1993 was $379,000, ($69,000) and $699,000,
respectively.

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

The following table shows the plans' combined funded status reconciled with amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1995 and 1994:

                                                   Medical/Life Plans
                                                  --------------------
                                                    1995        1994
                                                  --------    --------
                                                     (In thousands)
Accumulated postretirement benefit obligation:
   Retirees                                        $2,204      $  786
   Fully eligible active plan participants             91       1,244
   Other active plan participants                     130         129
                                                  --------    --------
Accumulated postretirement benefit cost             2,425       2,159

Unrecognized net gain                              $1,284      $1,702
                                                  --------    --------

Benefit obligation recorded on the balance sheet   $3,709      $3,861
                                                  ========    ========

The recorded benefit obligation in excess of the accumulated postretirement benefit obligation represents unrecognized gains which are being amortized over the average remaining service period of active plan participants.

Net periodic retirement benefit cost includes the following components:
                                                Medical/Life Plans
                                           ----------------------------
                                             1995      1994      1993
                                           --------  --------  --------
                                                  (In thousands)
   Service cost                               $  8      $ 15      $ 13
   Interest cost                               164       161       240
   Amortization of cumulative unrecognized
          net (gain)/loss                      (58)      (37)       -
                                           --------  --------  --------
   Net periodic postretirement benefit cost   $114      $139      $253
                                           ========  ========  ========

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the medical plan is 9.5% for 1996, 9.0% for 1997, decreasing by 0.5% per year to 5.5% by 2005, and 5.5% per year thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan as of December 31, 1995 by $273,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 by $17,000.

                               NATIONAL-OILWELL

9.  Income Taxes

Significant components of the Company's deferred tax assets and liabilities were as follows:
                                                       December 31
                                                  --------------------
                                                    1995        1994
                                                  --------    --------
                                                     (In thousands)
Deferred tax assets:
   Book over tax depreciation                      $1,153      $1,729
   Product warranty accruals                        1,205	  2,887
   Net operating loss carryforwards                 6,780       7,268
   Other                                            1,070         508
                                                  --------    --------

      Total deferred tax assets                    10,208      12,392
      Valuation allowance for deferred tax assets  (8,310)     (9,887)
                                                  --------    --------
                                                    1,898       2,505
Deferred tax liabilities:
   Tax over book depreciation                         448         346
   Other                                              -           200
                                                  --------    --------
      Total deferred tax liabilities                  448         546
                                                  --------    --------
      Net deferred tax assets                      $1,450      $1,959
                                                  ========    ========

The income tax liability of the Company's foreign and domestic subsidiaries is reflected in the Company's financial statements. Deferred income taxes, attributable to the foreign subsidiaries, result primarily from temporary differences in depreciation and other expenses for tax and financial statement purposes.

10.  Special Charges/(Credits)

Special charges/(credits) consist of the following:
                                             1995      1994      1993
                                           --------  --------  --------
Sales of product lines                     $(5,491) $(15,648)  $10,000
Sale of property, plant, and equipment      (3,726)      -         -
Employee termination benefits                  495     3,207       -
Exit costs                                     264       610       365
Reversal of prior year reserves                -      (2,085)   (1,800)
                                           --------  --------  --------
   Total                                   $(8,458) $(13,916)  $ 8,565
                                           ========  ========  ========

Sales of Product Lines

1995
----
The Company completed the sale of the Wilson-Snyder centrifugal pump and switch valve business in the second quarter of 1995. Proceeds of approximately $6.9 million from that sale resulted in a gain of $5.5 million. The Company retained the Wilson-Snyder reciprocal pump business for industrial and slurry pump market applications.

1994
----
The Company completed the sales of certain production equipment product lines not considered part of its core businesses under asset sales agreements during 1994. Sale of the fluid control systems, rod pump,

                               NATIONAL-OILWELL
sucker rod and hydraulic product lines resulted in a gain of $15.6 million. Proceeds received in 1994 totaled approximately $41.0 million and were used to reduce debt. As a result of the sales, the Company will no longer manufacture these products but will continue as a distributor.

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

Sale of Property, Plant and Equipment

1995
----
The Company completed the sale of certain property, plant and equipment from the Stockport, England and Red Deer, Alberta, Canada plant closures. Sale of the Red Deer plant facility, which ceased operations in 1992, was completed in the second quarter of 1995 with a gain of approximately $0.3 million. The Stockport East Works property sale in the second quarter of 1995 and the Stockport machine tool sale in the fourth quarter of 1995 resulted in gains of approximately $1.8 million and $1.6 million, respectively.

Employee Termination Benefits

1995
----
The Stockport, England plant shutdown resulted in an additional $0.5 million in employee termination expense in 1995. Most of this expense was to pay for services which extended beyond the anticipated closure of the facility.

1994
----
In conjunction with the formal announced shutdown of the Stockport, England plant on January 9, 1995, the Company expensed approximately $3.2 million in 1994 relating to employee termination benefits. These benefits are calculated pursuant to the terms of the United Kingdom preexisting employee benefit plan. Benefit payments of $1.2 million were paid in the fourth quarter of 1994 related to the termination of 77 employees. Approximately $0.5 million of these benefit payments were accrued in 1992. The remaining reserve of $2.5 million was for 115 employees and was paid in 1995.

Exit Costs

1995
----
Most of these exit costs resulted from the 1994 sale of the production equipment product lines. The costs were primarily due to relocation of machine tools, inventory and manufacturing processes which were retained from the production equipment product line facilities that had been sold.

1994
----
The consolidation of the Company's Houston, Texas manufacturing operations resulted in exit costs of $0.6 million in 1994. These costs primarily included equipment relocation costs and lease termination costs. The remaining liability at December 31, 1994 represents $0.2 million for lease termination costs related to abandoned facilities.

1993
----
The 1992 decision to close the Company's New Iberia, Louisiana oilfield equipment manufacturing facility resulted in exit costs of approximately $0.9 million which primarily consisted of inventory writedowns and

                               NATIONAL-OILWELL
relocation of machinery and equipment. The plant closure was completed in 1993 for a total cost of approximately $1.3 million. Accordingly, no reserve for this plant closure existed at December 31, 1993.

Reversal of Reserves

The reversal of reserves in 1994 and 1993 were recorded as credits to special charges/(credits). These items primarily relate to an $18.5 million reserve initially recorded in 1991 to accrue for the estimated loss on the shutdown and disposition of the plant and related machinery and equipment at Garland, Texas. The $1.8 million reversal primarily related to excess machinery, equipment and inventory relocation accruals no longer needed after movement to the Company's other facilities was completed in 1993. The $2.1 million reversal primarily related to excess accruals for potential demolition and environmental cleanup no longer needed when the facility was finally sold in 1994.

11.  Related Party Transactions

The Company maintains ongoing business relationships with Armco Inc. and USX Corporation, the parent companies of NSC and OI, and their subsidiaries. Significant related party transactions with these companies included:

                                                   December 31,
                                           ----------------------------
                                             1995      1994      1993
                                           --------  --------  --------
                                                  (In thousands)
Revenues                                   $ 9,084   $10,495   $14,361
Purchases                                   36,414    30,704    39,000
Receivables                                  3,478     4,578     4,400
Payables                                     6,370     3,731     3,637

At December 31, 1995, the Company leased office space for its headquarters facility, as well as other operating locations, from the parent companies or their subsidiaries. Future minimum lease payments applicable to these leasing agreements total $3,322,000. Rental expense to related parties totaled $1,184,000, $1,342,000 and $1,165,000 for 1995, 1994 and 1993, respectively, and is excluded from purchases.

Cash distributions of $1.9 million and $31.0 million were made to the owners in 1995 and 1994, respectively.

12.  Business Segments and Geographic Areas

The Company's operations consist of two segments, the Distribution segment and the Equipment segment. The Distribution segment distributes an extensive line of oilfield supplies, oilfield equipment and tubular products. The Equipment segment designs and manufactures a variety of oilfield equipment for use in oil and gas drilling, completion and production activities. Intersegment sales and transfers are accounted for at commercial prices.

For the year ended December 31, 1995, one major oil company accounted for 12.5% of consolidated revenues. Except for 1995 revenues from that customer, no single customer accounted for 10% or more of consolidated revenues during the years ended December 31, 1995, 1994 and 1993.

                               NATIONAL-OILWELL

Summarized financial information with respect to business segments and geographic areas is as follows:

Business Segments (in thousands)
                          Distribution   Equipment (1) Corporate (2)  Elimination     Total
                          ------------   ------------  ------------  ------------  ------------
1995
----
Revenues from:
   Unaffiliated customers    $432,292       $113,511          ---           ---       $545,803
   Intersegment sales            ---          33,006          ---       $(33,006)         ---
                          ------------   ------------  ------------  ------------  ------------
       Total revenues         432,292        146,517          ---        (33,006)      545,803
                          ------------   ------------  ------------  ------------  ------------
Operating income (loss)         9,435         15,670        (2,866)         ---         22,239
Capital expenditures            1,157          3,540            67          ---          4,764
Depreciation and amortization   1,662          1,899            34          ---          3,595
Identifiable assets           128,321         93,287        69,761        (2,791)      288,578

1994
----
Revenues from:
   Unaffiliated customers    $431,047       $131,006          ---           ---       $562,053
   Intersegment sales            ---          77,321          ---       $(77,321)         ---
                          ------------   ------------  ------------  ------------  ------------
       Total revenues         431,047        208,327          ---        (77,321)      562,053
                          ------------   ------------  ------------  ------------  ------------
Operating income (loss)        12,101         19,921       $(2,898)         ---         29,124
Capital expenditures            1,832          1,728            44          ---          3,604
Depreciation and amortization   2,564          3,455             8          ---          6,027
Identifiable assets           162,170         99,298        12,150        (5,314)      268,304


1993
----
Revenues from:
   Unaffiliated customers    $475,311       $151,970          ---           ---       $627,281
   Intersegment sales            ---          93,700          ---       $(93,700)         ---
                          ------------   ------------  ------------  ------------  ------------
       Total revenues         475,311        245,670          ---        (93,700)      627,281
                          ------------   ------------  ------------  ------------  ------------
Operating income (loss)        18,926        (24,694)      $(2,308)         ---         (8,076)
Capital expenditures              455          1,491            21          ---          1,967
Depreciation and amortization   2,370          8,349             2          ---         10,721
Identifiable assets           188,312        153,030        12,402       (10,265)      343,479

(1) Operating income/(loss) of the oilfield equipment segment includes special charges/(credits) of $(8,458), $(13,916) and $8,565 for 1995, 1994 and 1993,
respectively.
(2) Corporate identifiable assets in 1995 included $65.5 million of cash and cash equivalents.

                               NATIONAL-OILWELL

Geographic Areas (in thousands)
                                 United                United                Elim-
                                 States     Canada     Kingdom     Other    ination     Total
                                --------   --------   --------   --------   --------   --------
1995
----
Revenues from:
   Unaffiliated customers       $430,671    $59,390    $35,776    $19,966       ---    $545,803
   Interarea sales                34,416        878     16,285        233   $(51,812)      ---
                                --------   --------   --------   --------   --------   --------
       Total revenues            465,087     60,268     52,061     20,199    (51,812)   545,803
                                --------   --------   --------   --------   --------   --------
Operating income (loss)           18,707      2,003     (1,383)     2,912       ---      22,239
Export sales of U.S.                ---       1,700      1,539     80,075       ---      83,314
Identifiable assets              228,817     23,851     17,789     18,121       ---     288,578

1994
----
Revenues from:
   Unaffiliated customers       $442,555    $73,052    $29,708    $16,738       ---    $562,053
   Interarea sales                26,144        579      9,726        106   $(36,555)      ---
                                --------   --------   --------   --------   --------   --------
       Total revenues            468,699     73,631     39,434     16,844    (36,555)   562,053
                                --------   --------   --------   --------   --------   --------
Operating income (loss)           27,166      1,872       (314)       400       ---      29,124
Export sales of U.S.                ---       1,436        635    102,265       ---     104,336
Identifiable assets              186,634     34,567     32,136     14,967       ---     268,304


1993
----
Revenues from:
   Unaffiliated customers       $485,988    $68,766    $49,419    $23,108       ---    $627,281
   Interarea sales                33,750        552      8,395        961   $(43,658)      ---
                                --------   --------   --------   --------   --------   --------
       Total revenues            519,738     69,318     57,814     24,069    (43,658)   627,281
                                --------   --------   --------   --------   --------   --------
Operating income (loss)           (4,865)      (321)    (3,980)     1,090       ---      (8,076)
Export sales of U.S.                ---       1,386        389    115,464       ---     117,239
Identifiable assets              257,597     29,662     39,391     16,829       ---     343,479

Corporate general and administrative expense related to worldwide manufacturing and other support functions benefit both United States and international operations. An allocation has been made to each business segment and geographic area based on an estimate of the corporate effort attributable to the respective business segment or geographic area. The expenses allocated totaled approximately $12,000, $18,000 and $21,700 for the years ended December 31, 1995, 1994 and 1993, respectively.

13.  Subsequent Event

On January 16, 1996, the Company was sold to a group of private investors on a leveraged buyout basis. The purchase price of $180 million was financed by existing Company cash and a new debt arrangement. As a result of this ownership change, a new credit agreement became effective on January 17, 1996, consisting of a revolving credit line totaling $120 million and term debt of $55 million. The sellers have retained $20 million of the term debt. Approximately $67 million of the revolving credit line was utilized to consummate the transaction. The new company, NOW Holdings, Inc., is a Delaware corporation.