Form 10-Q
period 1996-03-31
ARMCO INC
filed 1996-05-01
CIK 7383

                                       FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               --------------------------------------
                                           OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------    ------------------
Commission File No. 1-873-2
                   --------------------------------------------------
                                 ARMCO INC.
                                 ----------
          (Exact name of registrant as specified in its charter)

                 Ohio                              31-0200500
- ------------------------------------   --------------------------------
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
                           Yes    X    No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at March 31, 1996:  106,676,883

                                   ARMCO INC.

                                     INDEX



                                                                       Page
                                                                       ----

Part I.   Financial Information

          Condensed Statement of Consolidated Financial Position -
             March 31, 1996 and December 31, 1995                         2

          Condensed Statement of Consolidated Operations and
             Retained Deficit - Three Months Ended March 31,
             1996 and 1995                                                3

          Condensed Statement of Consolidated Cash Flows -
             Three Months Ended March 31, 1996 and 1995                   4

          Notes to Condensed Consolidated Financial Statements          5-6

          Management's Discussion and Analysis of the Condensed
             Consolidated Financial Statements                         7-10

          Segment Report                                                 11


Part II.  Other Information

          Item 1.   Legal Proceedings                                    12

          Item 4.   Submission of Matters to a Vote of Security Holders  12

          Item 6.   Exhibits and Reports on Form 8-K                  12-13

          Signatures                                                     14

          Exhibit 11  Computation of Income (Loss) Per Common Share

                                   ARMCO INC.
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                  (Unaudited)
(Dollars in millions)                               March 31,     December 31,
                                                      1996            1995
                                                  ------------    ------------
                 ASSETS
Current assets
   Cash and cash equivalents                        $   223.9       $   136.8
   Receivables, less allowance for doubtful accounts    180.1           169.4
   Inventories (Note 2)                                 226.6           216.2
   Net assets held for sale (Note 5)                      -              85.5
   Other                                                  6.5             5.9
- ------------------------------------------------------------------------------
      Total current assets                              637.1           613.8

Investments
   Investment in AFSG                                    85.6            85.6
   Other, less allowance for impairment                  53.0            37.2

Property, plant and equipment                         1,221.6         1,208.3
Accumulated depreciation                               (554.7)         (539.8)
- ------------------------------------------------------------------------------
Property, plant and equipment - net                     666.9           668.5

Deferred tax asset                                      325.8           326.1
Goodwill and other intangible assets                    145.1           145.9
Other assets                                             15.3            19.5
- ------------------------------------------------------------------------------
      Total assets                                  $ 1,928.8       $ 1,896.6
- ------------------------------------------------------------------------------

   LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Trade accounts and notes payable                 $   173.3       $   148.2
   Employee-related obligations                         140.1           172.4
   Other liabilities                                     72.8            72.6
   Current portion of long-term debt                     29.3            25.8
- ------------------------------------------------------------------------------
      Total current liabilities                         415.5           419.0

Long-term debt, less current portion                    358.4           361.6
Long-term employee benefit obligations                1,193.2         1,165.9
Other liabilities                                       186.3           180.5
Commitments and contingencies (Note 6)
Shareholders' deficit (Note 7)
   Preferred stock - Class A                            137.6           137.6
   Preferred stock - Class B                             48.3            48.3
   Common stock                                           1.1             1.1
   Additional paid-in capital                           966.3           963.0
   Retained deficit                                  (1,376.1)       (1,378.5)
   Other                                                 (1.8)           (1.9)
- ------------------------------------------------------------------------------
      Total shareholders' deficit                      (224.6)         (230.4)
- ------------------------------------------------------------------------------
      Total liabilities and shareholders' deficit   $ 1,928.8       $ 1,896.6
- ------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                   ARMCO INC.
                 CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS
                             AND RETAINED DEFICIT
                                  (Unaudited)
(Dollars and shares in millions,
  except per share amounts)
                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            1996      1995
                                                          --------   --------
Net sales                                                $   430.4  $   368.4

Cost of products sold (Note 3)                              (392.9)    (327.7)
Selling and administrative expenses                          (22.4)     (24.2)
- ------------------------------------------------------------------------------
Operating profit                                              15.1       16.5

Interest income                                                3.0        3.7
Interest expense                                              (9.2)      (7.5)
Gain on sale of investment in AK Steel stock                   -          1.3
Sundry other - net (Note 4)                                   (1.6)     (12.9)
- ------------------------------------------------------------------------------
Income before income taxes                                     7.3        1.1

Provision for income taxes                                    (0.4)      (0.2)
- ------------------------------------------------------------------------------
Income from continuing operations                              6.9        0.9

Discontinued operation -
   Equity in income of National-Oilwell (Note 5)               -          1.5
- ------------------------------------------------------------------------------
Net income                                                     6.9        2.4

Retained deficit, beginning of period                     (1,378.5)  (1,390.4)
Preferred stock dividends                                     (4.5)      (4.5)
- ------------------------------------------------------------------------------
Retained deficit, end of period                          $(1,376.1) $(1,392.5)
- ------------------------------------------------------------------------------
Weighted average number of common and common
   equivalent shares outstanding - primary                   106.4      105.6
Net income (loss) applicable to common stock             $     2.4  $    (2.1)

Earnings per common share - primary
   Income (loss) from continuing operations              $    0.02  $   (0.03)
   Discontinued operation -
      Equity in income of National-Oilwell (Note 5)            -         0.01
- ------------------------------------------------------------------------------
   Net income (loss)                                     $    0.02  $   (0.02)
   Earnings (loss) per common share - fully dilutive           *          *

Cash dividends per share
   $2.10 Class A                                         $   0.525  $   0.525
   $3.625 Class A                                            0.906      0.906
   $4.50 Class B                                             1.125      1.125

*  Antidilutive or dilution less than 3%
See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
              CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

(Dollars in millions)
                                                           Three Months Ended
                                                                 March 31,
                                                           -------------------
                                                             1996       1995
                                                           --------   --------
Cash flows from operating activities:
   Net income                                               $  6.9     $  2.4
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Depreciation and lease-right amortization               14.6       12.5
      Undistributed earnings from discontinued operations      -         (1.5)
      Net gain on sales of investments and facilities         (1.4)      (1.5)
      Other                                                   (3.7)       3.8
   Change in assets and liabilities:
      Trade accounts and notes receivable                     (1.9)     (10.1)
      Inventory                                              (10.4)     (16.8)
      Payables and accrued operating expenses                 24.0        5.0
      Employee benefit obligations                             7.0       11.3
      Other assets and liabilities - net                      (7.2)      (4.1)
- ------------------------------------------------------------------------------
   Net cash provided by operating activities                  27.9        1.0
- ------------------------------------------------------------------------------
Cash flows from investing activities:
      Net proceeds from the sale of businesses and assets      3.1       15.7
      Proceeds from the sale and maturity of liquid
         investments                                           0.2       24.7
      Proceeds from the sale of investments                   77.2        1.3
      Purchase of investments                                 (0.4)      (1.0)
      Contributions to investees                              (1.6)       -
      Capital expenditures                                   (11.6)     (33.1)
      Net cash (used in) provided by businesses held
         for sale                                             (2.9)       6.0
      Other                                                    0.3        0.1
- ------------------------------------------------------------------------------
   Net cash provided by investing activities                  64.3       13.7
- ------------------------------------------------------------------------------
Cash flows from financing activities:
      Dividends paid                                          (4.5)      (7.5)
      Other                                                   (0.6)       1.4
- ------------------------------------------------------------------------------
   Net cash used in financing activities                      (5.1)      (6.1)
- ------------------------------------------------------------------------------
Net change in cash and cash equivalents                       87.1        8.6
Cash and cash equivalents:
   Beginning of period                                       136.8      202.8
- ------------------------------------------------------------------------------
   End of period                                            $223.9     $211.4
- ------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of capitalized interest)                $  5.5     $  4.0
      Income taxes                                             -          0.1
Supplemental schedule of noncash investing and
   financing activities:
   Issuance of restricted stock                                3.2        4.4
   Debt incurred directly for property                         -         11.6
   Note received in partial payment for asset sale            10.6        -

See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
(Dollars in millions,
except per share amounts)


1. The condensed consolidated financial statements of Armco Inc. (Armco) should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1995. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which were of a normal recurring nature, necessary to present fairly, in all material respects, the financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year 1996.

2. Armco's inventories are valued at the lower of cost or market. Most of Armco's domestic inventories are valued using the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                                March 31,     December 31,
                                                  1996            1995
                                              ------------    ------------
   Inventories on LIFO:
     Finished and semi-finished                 $ 235.5        $ 226.8
     Raw materials and supplies                    27.4           24.8
     Adjustment to state inventories at
       LIFO value                                 (57.4)         (57.3)
                                                --------       --------
         Total                                    205.5          194.3
   Inventories on average cost:
     Finished and semi-finished                    13.7           15.5
     Raw materials and supplies                     7.4            6.4
                                                --------       --------
         Total                                     21.1           21.9
                                                --------       --------
         Total inventories                      $ 226.6        $ 216.2
                                                ========       ========

3. Cost of products sold for the first quarter of 1996 included income of $4.2 related to the partial settlement of a business interruption insurance claim for a third quarter 1995 unplanned outage. The outage resulted from the failure of a generator on one stand of the hot mill at the Butler Operations, which reduced efficiency during a six-week period, resulting in the use of alternative and more costly product routings and lost sales.

4. Sundry other - net in Armco's Condensed Statement of Consolidated Operations and Retained Deficit included expenses of $7.9 and $9.6 for the three months ended March 31, 1996 and 1995, respectively, for interest on employee benefit obligations related to facilities which have been divested. The reduction in expense in 1996 is primarily due to lower interest rates.

In the three months ended March 31, 1996, Sundry other - net included a gain of $6.3, which resulted from the recognition of gains previously deferred in connection with asset sales at a 500-acre industrial park owned by Armco. Armco had elected to defer gains resulting from individual asset sales at this site because of the uncertainty concerning realization of the carrying value of the remaining property. The gains were recognized following receipt, in March 1996, of an independent appraiser's report indicating that the land, buildings and dock facilities in the park had a market value significantly in excess of Armco's historical cost carrying value. Armco is currently discussing the sale of this property with a number of potential buyers.

5. At December 31, 1995, Armco had recorded $85.5 in Net assets held for sale in the Condensed Statement of Consolidated Financial Position for its 50% ownership interest in National-Oilwell, an oil field equipment and supply joint venture. The sale of National-Oilwell was completed on January 16, 1996, with Armco receiving $77.0 in cash and receivables with a face value of $13.0. The receivables were recorded in other investments at a discounted value of $10.6. After recording $2.1 for recognition of deferred foreign translation losses and miscellaneous expenses, no gain or loss was recorded on the sale. The equity income of National-Oilwell recognized prior to the fourth quarter of 1995 is reported in Discontinued operation on the Condensed Statement of Consolidated Operations and Retained Deficit.

6. There are various claims pending involving Armco and its subsidiaries regarding product liability, antitrust, patent, employee benefits, environmental, reinsurance and insurance arrangements, and other matters arising out of the conduct of Armco's business.

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

There are various pending matters relating to litigation, arbitration and regulatory affairs arising out of the operations of Armco's runoff insurance companies, including matters related to Northwestern National Insurance Company, a runoff company currently involved in, among other matters, litigation with respect to certain reinsurance programs. Armco has recorded an $85.6 investment in these companies.

Armco believes, based on current facts and circumstances, that its ultimate liability for pending claims, contingent liabilities, environmental matters and matters related to its runoff insurance companies identified to date will not materially affect its consolidated financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments with respect to such pending claims, contingent liabilities and other matters could have a material effect on the results of its operations in future interim or annual periods.

At March 31, 1996, Armco had recorded in its Condensed Statement of Consolidated Financial Position, legal and environmental reserves of $86.5, of which $13.9 was classified as current.

7. Under the terms of one of Armco's revolving credit facilities, which expires on December 31, 1998, Armco is not permitted to pay cash dividends on its common stock. The payment of dividends on preferred stock is prohibited if Armco is in default under the credit agreement.

Under the terms of the indentures for Armco's 11.375% Senior Notes Due 1999 and 9.375% Senior Notes Due 2000, Armco cannot pay a dividend on its common stock or repurchase its capital stock, unless it meets certain financial tests described in the indentures. Armco does not expect to be able to meet all of these tests in the near term.

At its April 26, 1996 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Preferred Stock, Class A, $3.625 Cumulative Convertible Preferred Stock, Class A, and $4.50 Cumulative Convertible Preferred Stock, Class B.

8.  Information relating to Armco's industry segments can be found on page 11.

                                  ARMCO INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share data)


GENERAL
- -------
Armco's consolidated results for the first three months of 1996 and 1995 were as follows:

                                            Three Months Ended
                                                  March 31,
                                            ------------------
                                              1996      1995
                                            --------  --------
Net sales                                    $430.4    $368.4
Operating profit                               15.1      16.5
Income from continuing operations               6.9       0.9
Discontinued operation -
     National-Oilwell equity income             --        1.5
Net income                                      6.9       2.4
Net income (loss) per common share - primary   0.02     (0.02)


Net sales in the three months ended March 31, 1996 were 17% higher than in the same period last year, primarily due to higher sales of carbon, automotive chrome stainless and specialty semi-finished steels in the Specialty Flat-Rolled Steels segment.

First quarter 1996 operating profit included income of $4.2 related to the partial settlement of a business interruption claim. Excluding this one-time credit, the decrease in operating profit from last year was due to the effects of planned equipment outages, high outside processing costs, continued operating problems at the Mansfield Operations and sales of lower-priced carbon steel products.

Income from continuing operations was $6.0 higher in 1996 than 1995. However, included in the 1996 amount was the above-mentioned insurance settlement and a $6.3 gain, which resulted from the recognition of gains previously deferred in connection with asset sales at a 500-acre industrial park owned by Armco. Armco had elected to defer gains resulting from individual asset sales at this site because of the uncertainty concerning realization of the carrying value of the remaining property. The gains were recognized following receipt, in March 1996, of an independent appraiser's report indicating that the land, buildings and dock facilities in the park had a market value significantly in excess of Armco's historical cost carrying value. Armco is currently discussing the sale of this property with a number of potential buyers.

At December 31, 1995, Armco had recorded $85.5 in Net assets held for sale for its 50% ownership interest in National-Oilwell, an oil field equipment and supply joint venture. The sale of National-Oilwell was completed on January 16, 1996, with Armco receiving $77.0 in cash and receivables with a face value of $13.0. The receivables were recorded at a discounted value of $10.6.
After recording $2.1 for recognition of deferred foreign translation losses and miscellaneous expenses, no gain or loss was recorded on the sale. The equity income of National-Oilwell recognized prior to the fourth quarter of 1995 is reported in Discontinued operation.

Net income (loss) per common share reflects a deduction of $4.5 for the first quarter of each year for preferred stock dividends declared.

BUSINESS SEGMENT RESULTS
- ------------------------
Specialty Flat-Rolled Steels
- ----------------------------

                                            Three Months Ended
                                                  March 31,
                                            ------------------
                                              1996      1995
                                            --------  --------
Customer sales                               $372.1    $303.7
Operating profit                               20.0      23.2

During the first quarter of 1995, Armco's Mansfield Operations was idle pending completion of its new thin-slab caster. The caster was completed, and the plant resumed operations, in April 1995. First quarter 1996 customer sales for the segment increased $68.4, primarily as a result of strong demand for automotive chrome stainless, higher volumes of specialty semi-finished products and sharply higher shipments of carbon steels from Mansfield.

Customer sales and shipments by major product line and total raw steel production were as follows:

                                     Three Months Ended March 31,
                                   --------------------------------
                                        1996              1995
                                   ---------------  ---------------
(tons in thousands)                 Sales    Tons    Sales    Tons
                                   -------  ------  -------  ------
Automotive chrome                  $ 130.2     96   $ 106.6     82
Electrical                            91.1     67      88.2     63
Specialty strip and sheet             65.7     24      68.1     27
Specialty semi-finished               31.6     21      20.9     15
Carbon                                44.2    108      10.4     16
Other                                  9.3     --       9.5     --
                                   -------  -----   -------  -----
     Total                         $ 372.1    316   $ 303.7    203
Raw steel production                          390              239

Automotive chrome shipments were 17% higher in the first quarter of 1996 than in the same period in 1995, as the Mansfield Operations began shipping significant quantities of this product. Healthy production of North American light vehicles and increased use of stainless in exhaust systems stimulated demand.

Shipments of electrical steel products remained high as a result of generally good market conditions and supplier contracts. Demand remained strong for grain oriented electrical steel used in utility distribution transformers and non-oriented electrical steel used in motors and generators. However, Armco's ability to ship these products continues to be limited by finishing capacity constraints.

The decline in specialty strip and sheet shipments was due to lower customer demand related to inventory liquidations.

Specialty semi-finished shipments increased 6,000 tons in the first quarter of 1996, despite a weaker domestic market. Much of the increase was due to export sales.

Carbon steel shipments in the first quarter of 1996 totaled 108,000 tons compared to 16,000 tons in the first quarter of 1995. During the first quarter of 1995, Mansfield was idle and selling only on-hand inventory, while the Dover facility was selling some galvanized carbon steel produced from steel purchased from outside sources.

Operating profit for the first quarter of 1996 included income of $4.2 related to the partial settlement of a business interruption insurance claim for a third quarter 1995 unplanned outage. The outage resulted from the failure of a generator on one stand of the hot mill at the Butler Operations, which reduced efficiency during a six-week period, resulting in the use of alternative and more costly product routings and lost sales.

First quarter 1996 operating profit also included $16.5 of losses from the Mansfield Operations, compared to losses totaling $24.0 while the plant was idle in the same period last year. Mansfield, in addition to producing carbon steels, helped meet customer demand for stainless steels by shipping a significant percentage of Armco's automotive chrome in the first quarter of this year. The products shipped by Mansfield were of high quality and fully met customer requirements; however, operating costs, throughput and productivity at the plant were not at acceptable levels. In addition to its direct losses, Mansfield's operating problems were reflected in the results of the other operations in the Specialty Flat-Rolled Steels segment due to the increasing interdependence of the operating facilities.

First quarter 1996 operating profit was also lower due to several planned equipment outages, necessary to upgrade Armco's finishing facilities as part of the strategic facilities plan. The outages and the subsequent process of restarting and returning these facilities to full capability contributed to lower yields, particularly in electrical steel production. In addition, in order to meet demand during this time, Armco used outside processors to finish some of its stainless steels, resulting in increased costs.

Outlook: Armco is encouraged by the quality of products produced at Mansfield, but continues to concentrate on improving the operations and integrating its specialty steel producing capability with the other plants in the segment. The results for the second and third quarters of 1996 will be adversely affected by several more planned outages needed to complete the strategic facilities plan. Extensive upgrades of the Mansfield cold mill and an anneal and pickle line at the Zanesville Operations, both used to finish automotive chrome stainless, are scheduled to begin in the second quarter and should be completed early in the third quarter.

While Armco has experienced some softness in the specialty strip and sheet market, overall demand for specialty flat-rolled products remains good. However, the production of electrical steel will continue to be constrained, through most of this year, with new finishing capacity not available until, at least, the fourth quarter.

Armco expects the effects of continued weak pricing in carbon steel orders currently in backlog to negatively affect second quarter results. However, carbon markets appear to be strengthening and prices are expected to increase in the third quarter.


Fabricated Products
- -------------------

                                            Three Months Ended
                                                  March 31,
                                            ------------------
                                              1996      1995
                                            --------  --------
Customer sales                               $ 58.3    $ 64.7
Operating profit                                1.5       0.8

Customer sales decreased by 10% from last year, with the decline attributable to both Sawhill Tubular and Douglas Dynamics, LLC (Douglas Dynamics). The first quarter of the year is the seasonal slow time for snowplow sales. The higher sales realized in the first three months of 1995 were a result of sales related to the year-end backlog carried over from the 1994 record-setting sales year for Douglas Dynamics. Lower snowplow sales were partially offset by higher parts sales, which were attributable to the greater snowfalls this year. Lower customer sales for Sawhill resulted from lower prices and a slight decline in volume.

In spite of lower sales, Douglas Dynamics was able to maintain the same operating profit it recorded in the first three months of last year, while Sawhill Tubular experienced increased profits. Douglas Dynamics reduced costs by eliminating production outsourcing, while operating results at both businesses were enhanced by cost containment measures begun last year.
Sawhill Tubular also benefited from lower hot band costs and quality improvements.

Outlook: Douglas Dynamics anticipates somewhat lower snowplow sales over the next twelve months compared to the last twelve months; however, Armco expects the lower volume to be more than offset by normal annual price increases and new product sales. Operating results for 1996 are expected to improve over last year's levels.

Sawhill Tubular's sales are expected to remain level for the next 12 months, though availability and pricing of hot bands will be a concern during the remainder of the year. Sawhill Tubular is expected to remain profitable throughout the year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
At March 31, 1996, Armco had $223.9 of cash and cash equivalents compared to $136.8 at December 31, 1995. Cash and cash equivalents increased $87.1 during the first three months of 1996, primarily due to cash inflows of $77.0 from the sale of Armco's investment in National-Oilwell and $27.9 of cash generated by operations. Partially offsetting these cash inflows were capital expenditures of $11.6 and preferred stock dividends of $4.5.

In addition to the cash on hand, Armco has a receivables credit facility, underwhich Armco Funding Corporation, a wholly owned subsidiary to which Armco sells substantially all of its receivables, may borrow up to $120.0 secured by those receivables. In addition, Armco can borrow up to $50.0 under a credit facility secured by certain of its inventories. At March 31, 1996, $74.2 of the receivables facility was used as support for letters of credit; while no borrowings were outstanding under either facility.

Armco anticipates that its 1996 cash expenditures for capital projects will total approximately $60.0 to $70.0. In addition, Armco has $29.3 of debt commitments maturing through March 1997 and expects to make discretionary pension payments of up to $65.0 during the remainder of 1996. The capital expenditures, and debt and pension payments will be paid out of existing cash balances and cash generated from operations and asset disposals.

On April 26, 1996, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative Convertible Preferred Stock, Class A, and $.90625 per share on the $3.625 Cumulative Convertible Preferred Stock, Class A, each payable June 28, 1996 to shareholders of record on May 31, 1996. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable July 1, 1996, to shareholders of record on May 31, 1996. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and under the terms of its inventory credit facility.

                                   ARMCO INC.
                                 SEGMENT REPORT
                                   (Unaudited)

(Dollars in millions)
                                        1996                1995
                                       ------   ----------------------------
                                        1st     4th     3rd     2nd     1st
                                        Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
                                       ------  ------  ------  ------  ------
Specialty Flat-Rolled Steels:
   Customer sales                      $372.1  $326.3  $326.1  $320.9  $303.7
   Operating profit                      20.0    12.1    13.3    27.4    23.2

Fabricated Products:
   Customer sales                        58.3    70.5    78.0    69.7    64.7
   Operating profit                       1.5     5.1    10.7     5.4     0.8

Corporate general                        (6.4)   (7.3)   (7.2)   (7.0)   (7.5)
- ------------------------------------------------------------------------------
Total operating profit                   15.1     9.9    16.8    25.8    16.5

Interest income                           3.0     1.9     3.0     3.2     3.7
Interest expense                         (9.2)   (8.2)   (8.7)   (8.5)   (7.5)
Gain on sale of investment in AK
   Steel stock                            -       -       -       25.9    1.3
Sundry other - net                       (1.6)  (11.7)  (12.3)   (12.7) (12.9)
Provision for income taxes               (0.4)   (0.3)   (0.9)    (0.6)  (0.2)
- ------------------------------------------------------------------------------
Income (loss) from continuing operations  6.9    (8.4)   (2.1)    33.1    0.9

Discontinued operation -
   Equity in income of National-Oilwell   -       -       2.0      2.8    1.5
- ------------------------------------------------------------------------------
Net income (loss)                      $  6.9  $ (8.4) $ (0.1)  $ 35.9  $ 2.4
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

Part II.     Other Information

Item 1.     Legal Proceedings
             -----------------

There are various claims pending against Armco and its subsidiaries involving product liability, patent, reinsurance and insurance arrangements, environmental, antitrust, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended December 31, 1995 (the Form 10-K).

In the Cornerstones Litigation, as previously described in the Form 10-K, on
       -----------------------
April 10, 1996, an amended summary judgment order was entered by the District Court in the severed Kingsbridge action clarifying that summary
                              -----------
judgment had been granted in favor of Armco and against only the claims of the Kingsbridge Municipal Utility District (Kingsbridge) and John Kepplinger, individually. A motion for class certification is pending before the court with respect to the claims of the remaining homeowners in the Kingsbridge.

The total liability on the forgoing claim and those other claims described under ITEM 3. LEGAL PROCEEDINGS in the Form 10-K is not determinable; but, in the opinion of management, the ultimate liability resulting will not materially affect the consolidated financial condition or liquidity of Armco and its subsidiaries; however it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

The Annual Meeting of Shareholders was held on April 26, 1996, and all eight nominees to the Board of Directors named in Armco's Proxy Statement were elected. Approximately 86% of the outstanding common, $2.10 Cumulative Convertible Preferred and $3.625 Cumulative Convertible Preferred shares were voted. The vote on the election was as follows:


Name                         For              Withheld
- ----                         ---              --------
    John J. Burns, Jr.          89,553,741          5,806,716
    Paula H.J. Cholmondeley     93,199,898          2,160,559
    David A. Duke               93,449,744          1,910,713
    John C. Haley               93,364,074          1,996,383
    Bruce E. Robbins            93,429,759          1,930,698
    Burnell R. Roberts          93,376,789          1,983,668
    John D. Turner              93,530,527          1,829,930
    James F. Will               93,376,043          1,984,414

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

A.     The following is an index of the exhibits included in the Form 10-Q:

       Exhibit 3.1 Certificate of Amendment to Amended Articles of Incorporation of Armco.

       Exhibit 3.2 Amended Articles of Incorporation of Armco, as amended as of April 4, 1996.

       Exhibit 11     Computation of Income (Loss) Per Common Share

B.     The following Reports on Form 8-K were filed by Armco since December
31, 1995.


            Report Date                            Description
            ------------                           -----------
         January 16, 1996             Reporting that Armco sold its
                                      partnership interest in National-
                                      Oilwell, a joint venture engaged in
                                      the oil and gas service business that
                                      was equally owned by subsidiaries of
                                      Armco and USX Corporation.

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

                                     -13-

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                                    Armco Inc.
                                   -----------------------------
                                   (Registrant)




Date   May 1, 1996                 /s/ David G. Harmer
     ---------------               -----------------------------
                                   David G. Harmer
                                   Corporate Vice President and Chief
                                        Financial Officer




Date   May 1, 1996                 /s/ Peter G. Leemputte
     ---------------               -----------------------------
                                   Peter G. Leemputte
                                   Corporate Vice President and Controller