Form 10-Q
period 1996-06-30
ARMCO INC
filed 1996-08-01
CIK 7383

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                               --------------------------------------
                                           OR

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
                           Yes    X    No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at June 30, 1996:  106,615,837

                                  ARMCO INC.

                                    INDEX

                                                                         Page
                                                                         ----

Part I.  Financial Information

         Condensed Statement of Consolidated Financial Position -
           June 30, 1996 and December 31, 1995                               2

         Condensed Statement of Consolidated Operations and Retained
           Deficit - Three and Six Months Ended June 30, 1996 and 1995       3

         Condensed Statement of Consolidated Cash Flows -
           Six Months Ended June 30, 1996 and 1995                           4

         Notes to Condensed Consolidated Financial Statements              5-7

         Management's Discussion and Analysis of the Condensed
           Consolidated Financial Statements                              8-11

         Segment Report                                                     12


Part II. Other Information

         Item 1.  Legal Proceedings                                         13

         Item 5.  Other Information                                         13

         Item 6.  Exhibits and Reports on Form 8-K                          13

         Signatures                                                         14

         Exhibit 11  Computation of  Income (Loss)  Per Common Share

                                  ARMCO INC.
           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 (Unaudited)
(Dollars in millions)                                  June 30,   December 31,
                                                         1996        1995
  ASSETS                                               --------     --------
Current assets
  Cash and cash equivalents                           $  181.0     $  136.8
  Receivables, less allowance for doubtful accounts      200.4        169.4
  Inventories (Note 2)                                   226.4        216.2
  Net assets held for sale (Note 5)                        -           85.5
  Other                                                    7.8          5.9
- ----------------------------------------------------------------------------
    Total current assets                                 615.6        613.8

Investments
  Investment in AFSG                                      85.6         85.6
  Other, less allowance for impairment                    54.8         37.2

Property, plant and equipment	                         1,237.0      1,208.3
Accumulated depreciation                                (569.3)      (539.8)
- ----------------------------------------------------------------------------
Property, plant and equipment - net                      667.7        668.5

Deferred tax asset                                       325.8        326.1
Goodwill and other intangible assets                     144.0        145.9
Other assets                                              22.8         19.5
- ----------------------------------------------------------------------------
    Total assets                                      $1,916.3     $1,896.6
- ----------------------------------------------------------------------------

  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Trade accounts and notes payable                    $  162.8     $  148.2
  Employee-related obligations                           119.1        172.4
  Other liabilities                                       67.3         72.6
  Current portion of long-term debt                       28.6         25.8
- ----------------------------------------------------------------------------
    Total current liabilities                            377.8        419.0

Long-term debt, less current portion                     364.2        361.6
Long-term employee benefit obligations,
  less current portion                                 1,216.5      1,165.9
Other liabilities                                        190.8        180.5
Commitments and contingencies (Note 7)
Shareholders' deficit (Note 8)
  Preferred stock - Class A                              137.6        137.6
  Preferred stock - Class B                               48.3         48.3
  Common stock                                             1.1          1.1
  Additional paid-in capital                             965.9        963.0
  Retained deficit                                    (1,384.5)    (1,378.5)
  Other                                                   (1.4)        (1.9)
- ----------------------------------------------------------------------------
    Total shareholders' deficit                         (233.0)      (230.4)
- ----------------------------------------------------------------------------
    Total liabilities and shareholders' deficit       $1,916.3     $1,896.6
- ----------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                   ARMCO INC.
               CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS
                              AND RETAINED DEFICIT
                                  (Unaudited)
(Dollars and shares in millions,
  except per share amounts)
                                     Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                    --------------------  -------------------
                                       1996       1995       1996      1995
                                    ---------  ---------  ---------  --------
Net sales                          $   450.8  $   390.6  $   881.2  $   759.0

Cost of products sold (Note 3)        (415.6)    (342.0)    (808.5)    (669.7)
Selling and administrative expenses    (23.0)     (22.8)     (45.4)     (47.0)
- -----------------------------------------------------------------------------
Operating profit                        12.2       25.8       27.3       42.3

Interest income                          2.8        3.2        5.8        6.9
Interest expense                        (9.3)      (8.5)     (18.5)     (16.0)
Gain on sale of investment in
  AK Steel stock (Note 6)                -         25.9        -         27.2
Sundry other - net (Note 4)             (9.5)     (12.7)     (11.1)    (25.6)
- ------------------------------------------------------------------------------
Income (loss) before income taxes       (3.8)      33.7        3.5       34.8

Provision for income taxes              (0.2)      (0.6)      (0.6)      (0.8)
- -----------------------------------------------------------------------------
Income (loss) from
  continuing operations                 (4.0)      33.1        2.9       34.0

Discontinued operation -
  Equity in income of
    National-Oilwell (Note 5)            -          2.8        -          4.3
- -----------------------------------------------------------------------------
Net income (loss)                       (4.0)      35.9        2.9       38.3

Retained deficit,
  beginning of period               (1,376.1)  (1,392.5)  (1,378.5)  (1,390.4)
Preferred stock dividends               (4.4)      (4.4)      (8.9)      (8.9)
- ------------------------------------------------------------------------------
Retained deficit, end of period    $(1,384.5) $(1,361.0) $(1,384.5) $(1,361.0)
- ------------------------------------------------------------------------------
Weighted average number of common
  and common equivalent shares
  outstanding - primary	               106.7      106.2      106.5      106.0
Net income (loss) applicable to
  common stock                     $    (8.4) $    31.5  $    (6.0) $    29.4

Earnings (loss) per common share -
  primary
    Income (loss) from
       continuing operations       $   (0.08) $    0.27  $   (0.06) $    0.24
    Discontinued operation -
      Equity in income of
      National-Oilwell                   -         0.03        -         0.04
- ------------------------------------------------------------------------------
Net income (loss)                  $   (0.08) $    0.30  $   (0.06) $    0.28
Earnings (loss) per common share -
  fully diluted                          *         0.28        *          *

Cash dividends per share

  $2.10 Class A                    $   0.525  $   0.525  $   1.050  $   1.050
  $3.625 Class A                       0.906      0.906      1.813      1.813
  $4.50 Class B                        1.125      1.125      2.250      2.250

Antidilutive or dilution less than 3%

                                  ARMCO INC.
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
(Dollars in millions)
                                                          Six Months Ended
                                                              June 30,
                                                         ------------------
                                                           1996      1995
                                                         --------  --------
Cash flows from operating activities:
  Net income                                              $  2.9    $ 38.3
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and lease-right amortization               29.3      26.0
    Undistributed earnings from discontinued operations      -        (4.3)
    Net gain on sales of investments and facilities         (1.4)    (28.4)
    Other                                                   (1.1)      7.2
  Change in assets and liabilities:
    Trade accounts and notes receivable                    (30.4)    (32.3)
    Inventory                                              (10.2)    (31.1)
    Payables and accrued operating expenses                 11.7      25.1
    Employee benefit obligations                            11.3      26.5
    Other assets and liabilities - net                      (2.4)     (4.5)
- ---------------------------------------------------------------------------
  Net cash provided by operating activities                  9.7      22.5
- ---------------------------------------------------------------------------
Cash flows from investing activities:
  Net proceeds from the sale of businesses and assets        4.9      20.3
  Proceeds from the sale and maturity of liquid investments  0.2      24.7
  Proceeds from the sale of investments                     79.2      29.8
  Purchase of investments                                   (0.4)     (1.2)
  Contributions to investees                                (3.6)      -
  Capital expenditures                                     (27.0)    (85.8)
  Net cash (used in) provided by businesses held for sale   (4.5)      0.5
  Other                                                     (1.7)     (0.1)
- ---------------------------------------------------------------------------
  Net cash provided by (used in) investing activities       47.1     (11.8)
- ---------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from drawdown of debt                             0.6       -
  Principal payments on debt                                (3.2)     (0.5)
  Dividends paid                                            (8.9)    (12.0)
  Other                                                     (1.1)      3.2
- ---------------------------------------------------------------------------
  Net cash used in financing activities                    (12.6)     (9.3)
- ---------------------------------------------------------------------------
Net change in cash and cash equivalents                     44.2       1.4
Cash and cash equivalents:
  Beginning of period                                      136.8     202.8
- ---------------------------------------------------------------------------
  End of period                                           $181.0    $204.2
- ---------------------------------------------------------------------------
Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest (net of capitalized interest)                $ 17.4    $ 14.9
    Income taxes                                             0.1       0.1
Supplemental schedule of noncash investing and
  financing activities:

  Issuance of restricted stock                               3.0       4.4
  Debt incurred directly for property                        -        11.6
  Note received in partial payment for asset sale           10.6       1.0

See Notes to Condensed Consolidated Financial Statements.

                                   ARMCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
(Dollars in millions,
except per share amounts)


1. The condensed consolidated financial statements of Armco Inc. (Armco) should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1995. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, the financial position as of June 30, 1996, and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year 1996.

2. Armco's inventories are valued at the lower of cost or market. Most of Armco's domestic inventories are valued using the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                                   June 30,     December 31,
                                                     1996          1995
                                                   --------     -----------
  Inventories on LIFO:
    Finished and semi-finished                     $ 230.1       $ 226.8
    Raw materials and supplies                        28.1          24.8
    Adjustment to state inventories at LIFO value    (57.2)        (57.3)
                                                   --------      --------
        Total                                        201.0         194.3
                                                   --------      --------
  Inventories on average cost:
    Finished and semi-finished                        17.7          15.5
    Raw materials and supplies                         7.7           6.4
                                                   --------      --------
        Total                                         25.4          21.9
                                                   --------      --------
        Total inventories                          $ 226.4       $ 216.2
                                                   ========      ========

3. Cost of products sold for the six months ended June 30, 1996 includes income of $4.2 related to the partial settlement of a business interruption insurance claim for a third quarter 1995 unplanned outage. The outage resulted from the failure of a generator on one stand of the hot mill at the Butler Operations, which reduced efficiency during a six-week period, resulting in the use of alternative and more costly product routings and lost sales.

4. Sundry other - net in Armco's Condensed Statement of Consolidated Operations and Retained Deficit includes expenses of $7.9 and $15.8 for the three and six months ended June 30, 1996, and $10.0 and $19.6 for the three and six months ended June 30, 1995, respectively, for interest on employee benefit obligations related to facilities that have been divested. The reduction in expense in 1996 is primarily due to lower interest rates.

In the six months ended June 30, 1996, Sundry other - net includes a gain of $6.3, which resulted from the recognition of gains previously deferred in connection with asset sales at a 500-acre industrial park owned by Armco. Armco had elected to defer gains resulting from individual asset sales at this site because of uncertainty concerning realization of the carrying value of the remaining property. The gains were recognized following receipt, in March 1996, of an independent appraiser's report indicating that the land, buildings and dock facilities in the park had a market value significantly in excess of Armco's historical cost carrying value. Armco is currently discussing the sale of this property with a number of potential buyers.

5. At December 31, 1995, Armco had recorded $85.5 in Net assets held for sale in the Condensed Statement of Consolidated Financial Position for its 50% ownership interest in National-Oilwell, an oil field equipment and supply joint venture. The sale of National-Oilwell was completed on January 16, 1996, with Armco receiving $77.0 in cash and receivables with a face value of $13.0. The receivables were recorded in other investments at a discounted value of $10.6. After recording $2.1 for recognition of deferred foreign translation losses and miscellaneous expenses, no gain or loss was recorded on the sale. The equity income of National-Oilwell, recognized prior to the fourth quarter of 1995, is reported in Discontinued operation on the Condensed Statement of Consolidated Operations and Retained Deficit.

6. On May 4, 1995, Armco announced that it had completed the sale of all of the shares of stock it had received as a result of the initial public offering and recapitalization of AK Steel Holding Corporation. In the three and six months ended June 30, 1995, Armco recorded gains of $25.9 and $27.2, respectively, related to the sale.

7. There are various claims pending involving Armco and its subsidiaries regarding product liability, antitrust, patent, employee benefits, environmental, reinsurance and insurance arrangements, and other matters arising out of the conduct of Armco's business.

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

There are various pending matters relating to litigation, arbitration and regulatory affairs arising out of the operations of Armco's runoff insurance companies, including matters related to Northwestern National Insurance Company, a runoff company currently involved in, among other matters, litigation with respect to certain reinsurance programs. At June 30, 1996 and December 31, 1995, Armco had recorded an $85.6 investment in these companies.

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

At June 30, 1996, Armco had recorded in its Condensed Statement of Consolidated Financial Position legal and environmental reserves of $85.7, of which $13.9 was classified as current.

8. Under the terms of one of Armco's revolving credit facilities, which expires on December 31, 1998, Armco is not permitted to pay cash dividends on its common stock. The payment of dividends on preferred stock is prohibited if Armco is in default under the credit agreement.

Under the terms of the indentures for Armco's 11.375% Senior Notes Due 1999 and 9.375% Senior Notes Due 2000, Armco cannot pay a dividend on its common stock or repurchase its capital stock, unless it meets certain financial tests described in the indentures. Armco does not expect to be able to meet all of these tests in the near term.

On February 23, 1996, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock of Armco to stockholders of record at the close of business on June 26, 1996. The new rights replace similar rights initially distributed in 1986.

At its July 26, 1996 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Preferred Stock, Class A, $3.625 Cumulative Convertible Preferred Stock, Class A, and $4.50 Cumulative Convertible Preferred Stock, Class B.

9.  Information relating to Armco's industry segments can be found on page 12.

                                   ARMCO INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)


GENERAL
- -------
Armco's consolidated results for the three and six months ended June 30, 1996 and 1995 were as follows:

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     ------------------    ----------------
                                       1996     1995        1996     1995
                                      ------   ------      ------   ------
Net sales                             $450.8   $390.6      $881.2   $759.0
Operating profit                        12.2     25.8        27.3     42.3
Gain on the sale of AK Steel stock       --      25.9         --      27.2
Income (loss) from
     continuing operations              (4.0)    33.1         2.9     34.0
Discontinued operation -
   equity in income of National-Oilwell  --       2.8         --       4.3
Net income (loss)                       (4.0)    35.9         2.9     38.3
Net income (loss) per common share -
     primary                           (0.08)    0.30       (0.06)    0.28

Net sales in the three and six months ended June 30, 1996 were 15% and 16% higher, respectively, than in the same periods last year, primarily due to higher sales of carbon, automotive chrome, electrical and specialty semi-finished steels in the Specialty Flat-Rolled Steels segment.

In the six months ended June 30, 1996, operating profit included income of $4.2 related to the partial settlement of a business interruption insurance claim. Excluding this one-time credit, the decrease in operating profit from last year was primarily due to the effects of planned equipment outages and higher outside processing costs.

Income from continuing operations for the six months ended June 30, 1996 and 1995 was $2.9 and $34.0, respectively. Included in the 1996 amount was the above-mentioned insurance settlement and a $6.3 gain, which resulted from the recognition of gains previously deferred in connection with asset sales at a 500-acre industrial park owned by Armco. Armco had elected to defer gains resulting from individual asset sales at this site because of the uncertainty concerning realization of the carrying value of the remaining property. The gains were recognized following receipt, in March 1996, of an independent appraiser's report indicating that the land, buildings and dock facilities in the park had a market value significantly in excess of Armco's historical cost carrying value. Armco is currently negotiating the sale of this property.

During the first six months of 1995, Armco sold all of the shares it had received in the initial public offering and recapitalization of AK Steel Holding Corporation. In the three and six months ended June 30, 1995, Armco recognized gains of $25.9 and $27.2, respectively, related to the sale.

At December 31, 1995, Armco had recorded $85.5 in Net assets held for sale for its 50% ownership interest in National-Oilwell, an oil field equipment and supply joint venture. The sale of National-Oilwell was completed on January 16, 1996, with Armco receiving $77.0 in cash and receivables with a face value of $13.0. The receivables were recorded at a discounted value of $10.6.
After recording $2.1 for recognition of deferred foreign translation losses and miscellaneous expenses, no gain or loss was recorded on the sale. The equity income of National-Oilwell, recognized prior to the fourth quarter of 1995, is reported in Discontinued operation.

Net income (loss) per common share reflects a deduction of $4.4 for the second quarter and $8.9 for the first six months of each year for preferred stock dividends declared.


BUSINESS SEGMENT RESULTS
- ------------------------
Specialty Flat-Rolled Steels
- ----------------------------

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     ------------------    ---------------
                                       1996     1995        1996     1995
                                      ------   ------      ------   ------
Customer sales                        $376.1   $320.9      $748.2   $624.6
Operating profit                        12.2     27.4        32.2     50.6

Customer sales for the segment were $55.2 and $123.6 higher in the second quarter and first six months of 1996, respectively, than in the same periods of 1995, primarily as a result of higher shipments of automotive chrome, electrical, specialty semi-finished and carbon steels. The six-month increase, in particular, reflects the idling of the Mansfield Operations during all of the first quarter of 1995 pending completion of its new thin-slab caster. The caster was completed, and the plant resumed operations, in April 1995. Average sales per ton in 1996 was down from 1995 levels due to the elimination of raw material price surcharges on certain stainless steels; market softness, particularly for specialty strip and sheet and specialty semi-finished products, and increased sales of lower-priced carbon products.

Customer sales and shipments by major product line and total raw steel production were as follows:

                        Three Months Ended June 30, Six Months Ended June 30,
                        --------------------------  ------------------------
                              1996        1995         1996         1995
                          ----------   ----------   ----------   ----------
(tons in thousands)       Sales Tons   Sales Tons   Sales Tons   Sales Tons
                          ----- ----   ----- ----   ----- ----   ----- ----
Automotive chrome        $138.1  104  $104.9   77  $268.3  200  $211.5  159
Electrical                 92.2   69    83.2   61   183.3  136   171.4  124
Specialty strip and sheet  66.9   26    70.6   26   132.6   50   138.7   53
Specialty semi-finished    39.3   29    29.9   19    70.9   50    50.8   34
Carbon                     31.4   67    20.1   44    75.6  175    30.5   60
Other                       8.2   --    12.2   --    17.5   --    21.7   --
                         ------ ----  ------  ---  ------  ---  ------ ----
     Total               $376.1  295  $320.9  227  $748.2  611  $624.6  430

Raw steel production             353          266          743          505

Automotive chrome shipments were 35% higher in the second quarter of 1996 than in the same period in 1995, as the Mansfield Operations shipped significant quantities of this product line in the current year. During the ramp up in the second quarter of 1995, Mansfield did not produce stainless steel products. Strong production of North American light vehicles and increased use of stainless in exhaust systems stimulated demand.

Shipments of electrical steel products increased 13% in the second quarter as a result of generally good market conditions, supplier contracts and some easing of capacity constraints. Demand remained strong for grain oriented electrical steel used in utility distribution transformers and non-oriented electrical steel used in motors and generators.

Specialty strip and sheet shipments remained flat in the year-to-year comparisons due to softer market conditions and increased import penetration. Average sales per ton were 5% lower in the second quarter of 1996 compared to 1995, primarily as a result of the elimination of raw material surcharges, with some base price erosion also experienced.

Specialty semi-finished shipments increased 10,000 tons in the second quarter of 1996, despite a weak domestic market. Much of the increase was due to export sales, which generated lower margins.

Carbon steel shipments in the first half of 1996 totaled 175,000 tons compared to 60,000 tons shipped in the first half of 1995. All of Armco's carbon steel products are produced at the Mansfield and Dover Operations. Mansfield was idle during the first quarter of 1995 and ramping up production during the second quarter. During the first quarter of 1995, the Dover facility was selling some galvanized carbon steel produced from steel purchased from outside sources. The decrease in shipments between the first and second quarters of this year was primarily due to planned outages and the shift to higher margin stainless production at Mansfield.

Operating profit for the first half of 1996 included income of $4.2 related to the partial settlement of a business interruption insurance claim for a third quarter 1995 unplanned outage. The outage resulted from the failure of a generator on one stand of the hot mill at the Butler Operations, which reduced efficiency during a six-week period, resulting in the use of alternative and more costly product routings and lost sales.

Second quarter 1996 operating profit also included $15.7 of losses from the Mansfield and Dover Operations, compared to losses totaling $26.1 in the same period last year while Mansfield was ramping up. During the six months ended June 30, 1996 and 1995, the combined Mansfield and Dover losses were $32.2 and $50.1, respectively. Mansfield, in addition to producing carbon steels, shipped a significant percentage of Armco's automotive chrome in 1996. While product quality at Mansfield is meeting customer requirements, operating costs, throughput and productivity at the plant, though showing improvement in the second quarter, are still not at acceptable levels. In addition to its direct losses, Mansfield's operating problems were reflected in the results of the other operations in the Specialty Flat-Rolled Steels segment due to the increasing interdependence of the operating facilities.

During the first six months of 1996, operating profit for this segment was also lower than last year due to several planned equipment outages, including outages necessary to upgrade Armco's finishing facilities as part of the strategic facilities plan. The outages and the subsequent process of restarting and returning these facilities to full capability contributed to lower yields. In addition, in order to meet demand during this time, Armco used outside processors to finish some of its stainless steels, resulting in increased costs.

Outlook: Armco is encouraged by the quality of products produced at Mansfield, but continues to concentrate on improving the operations and integrating its specialty steel producing capability with the other plants in the segment. With all of Mansfield's equipment now fully operational, Armco expects increased production and a significant reduction in losses at Mansfield in the second half of 1996 compared to the first half. The recent completion of the Specialty Flat-Rolled Steels finishing facilities upgrades should result in increased finishing capacity, further improvement in quality and lower costs beginning in the third quarter of 1996.

While demand for Armco's automotive chrome product remains relatively strong, the markets for specialty strip and sheet and specialty semi-finished products have weakened. Market conditions for these product lines are expected to have an adverse affect on both volume and pricing, with industry overcapacity a key concern in specialty semi-finished. For specialty strip and sheet, demand and pricing are also expected to come under continued downward pressure as a result of imports.


Fabricated Products
- -------------------

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                      ---------------      ---------------
                                       1996     1995        1996     1995
                                      ------   ------      ------   ------
Customer sales                        $ 74.7   $ 69.7      $133.0   $134.4
Operating profit                         6.4      5.4         7.9      6.2

                                    -10-

Second quarter customer sales increased 7% from last year, with higher sales attributable to both Sawhill Tubular and Douglas Dynamics, L.L.C. Customer sales at Douglas Dynamics increased primarily as a result of demand created by record snowfalls in the Northeast and heavy snowfalls in several other geographical markets and as a result of price increases. The increase in customer sales at Sawhill resulted from a 20% rise in volume, partially offset by lower prices. Lower sales for the first six months of 1996, compared to 1995, were primarily due to lower first quarter prices at Sawhill.

In spite of higher second quarter sales, Douglas Dynamics' operating profit was equal to operating profit from the same period last year. Increased sales and cost reductions related to the elimination of production outsourcing were offset by higher fixed manufacturing, administrative and selling costs, primarily related to the introduction of new products. Sawhill Tubular experienced increased profits in the second quarter comparison as a result of the higher sales, lower raw material costs, and quality and cost improvements.

Outlook: Douglas Dynamics anticipates somewhat lower snowplow sales over the next twelve months compared to the last twelve months; however, Armco expects the lower volume to be more than offset by price increases and new product sales. Operating results for the next twelve months are expected to decline slightly from the previous twelve-month period.

Sawhill Tubular's sales and profitability are expected to remain level for the next twelve months, though some of its markets remain soft.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
At June 30, 1996, Armco had $181.0 of cash and cash equivalents compared to $136.8 at December 31, 1995. Cash and cash equivalents increased $44.2 during the first six months of 1996, primarily due to cash inflows of $77.0 from the sale of Armco's investment in National-Oilwell and $9.7 of cash generated by operations. Partially offsetting these cash inflows were capital expenditures of $27.0 and preferred stock dividends of $8.9.

In addition to the cash on hand, Armco has a receivables credit facility, under which Armco Funding Corporation, a wholly owned subsidiary to which Armco sells substantially all of its receivables, may borrow up to $120.0 secured by those receivables. In addition, Armco can borrow up to $50.0 under a credit facility secured by certain of its inventories. At June 30, 1996, $82.8 of the receivables facility was used as support for letters of credit, while no borrowings were outstanding under either facility.

Armco anticipates that its 1996 cash expenditures for capital projects will total approximately $60.0 to $70.0. In addition, Armco has $22.4 of debt commitments maturing through December 1996 and expects to make discretionary pension payments of about $40.0 during the remainder of the year. The capital expenditures, and debt and pension payments will be paid out of existing cash balances and cash generated from operations and asset disposals.

On July 26, 1996, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative Convertible Preferred Stock, Class A, and $.90625 per share on the $3.625 Cumulative Convertible Preferred Stock, Class A, each payable September 30, 1996 to shareholders of record on August 30, 1996. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable October 1, 1996 to shareholders of record on August 30, 1996. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and under the terms of its inventory credit facility.

                                  ARMCO INC.
                                SEGMENT REPORT
                                 (Unaudited)

(Dollars in millions)
                                   1996                     1995
                               --------------  -----------------------------
                                2nd     1st     4th     3rd     2nd     1st
                                Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
                               ------  ------  ------  ------  ------  -----
Specialty Flat-Rolled Steels:
  Customer sales               $376.1  $372.1  $326.3  $326.1  $320.9  $303.7
  Operating profit               12.2    20.0    12.1    13.3    27.4    23.2

Fabricated Products:
  Customer sales                 74.7    58.3    70.5    78.0    69.7    64.7
  Operating profit                6.4     1.5     5.1    10.7     5.4     0.8

Corporate general                (6.4)   (6.4)   (7.3)   (7.2)   (7.0)   (7.5)
- -----------------------------------------------------------------------------
Total operating profit           12.2    15.1     9.9    16.8    25.8    16.5

Interest income                   2.8     3.0     1.9     3.0     3.2     3.7
Interest expense                 (9.3)   (9.2)   (8.2)   (8.7)   (8.5)   (7.5)
Gain on sale of investment
  in AK Steel stock               -       -       -       -      25.9     1.3
Sundry other - net               (9.5)   (1.6)  (11.7)  (12.3)  (12.7)  (12.9)
Provision for income taxes       (0.2)   (0.4)   (0.3)   (0.9)   (0.6)   (0.2)
- -----------------------------------------------------------------------------
Income (loss) from continuing
  operations                     (4.0)    6.9    (8.4)   (2.1)   33.1     0.9

Discontinued operation - Equity
  in income of National-Oilwell   -       -       -       2.0     2.8     1.5
- -----------------------------------------------------------------------------
Net income (loss)              $ (4.0) $  6.9  $ (8.4) $ (0.1) $ 35.9  $  2.4
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

Part II.     Other Information


Item 1.     Legal Proceedings
             -----------------
There are various claims pending against Armco and its subsidiaries involving product liability, antitrust, patent, insurance arrangements, environmental and hazardous waste matters, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended
December 31, 1995 (the Form 10-K) and Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the Form 10-Q). The following summarizes significant developments in previously reported matters and any new claims asserted since March 31, 1996:

In the Pension Benefit Guaranty Corporation v. Armco Inc. and Eastern
       --------------------------------------------------------------
Stainless Corporation (Eastern) action, at a hearing on May 29, 1996, the
- -------------------------------
court deferred ruling on Armco's and Eastern's Motion to Dismiss the Derivative Claims and granted plaintiff ninety days to perform discovery regarding the Committee's investigation.

In the Fultz Landfill Superfund action, Armco has identified eight additional companies which Armco will add as third-party defendants. After the addition of these parties, Armco will once again seek an equitable settlement of this case.

In the Granville Solvents matter, discovery is nearly complete; trial is expected in late 1996 or 1997.

The matter involving the former E. G. Smith plant in Cambridge, Ohio, has been resolved through another consent order with the United States Environmental Protection Agency under which Armco will pay a penalty of $100,000. In addition, Armco agreed to expend $200,000 on a study of means to reduce the environmental effects of nitric acid pickling. If Armco does not implement the results of the study at its operating locations, an additional payment up to $100,000 may be required.

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

Item 5.     Other Information
            -----------------
Any shareholder proposals intended to be presented at the 1997 annual meeting of shareholders must be received by Armco by November 14, 1996, in order to be considered for inclusion in the proxy statement and form of proxy for that meeting. Shareholders intending to nominate director candidates for election at the 1997 annual meeting of shareholders must deliver written notice, including specified information, to the Secretary of Armco, at its offices at One Oxford Centre, 301 Grant Street, Pittsburgh, Pennsylvania 15219-1415, by January 26, 1997.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

A.     The following is an index of the exhibits included in the Form 10-Q:

       Exhibit 11     Computation of Income (Loss) Per Share

B.     No Reports on Form 8-K were filed by Armco since March 31, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.




                                   Armco Inc.
                                   ----------------------------------
                                   (Registrant)




Date    August 1, 1996             /s/ David G. Harmer
      --------------------         -----------------------------------
                                   David G. Harmer
                                   Vice President and Chief Financial
                                     Officer, and Principal
                                     Financial Officer