Form 10-Q
period 1996-09-30
ARMCO INC
filed 1996-11-04
CIK 7383

                                  FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1996
                               --------------------------------------
                                           OR

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
                           Yes    X    No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at September 30, 1996:  106,616,146

                              ARMCO INC.

                                INDEX

                                                               Page
                                                               ----

Part I.   Financial Information

     Condensed Statement of Consolidated Financial Position -
          September 30, 1996 and December 31, 1995                2

     Condensed Statement of Consolidated Operations and
          Retained Deficit - Three and Nine Months Ended
          September 30, 1996 and 1995                             3

     Condensed Statement of Consolidated Cash Flows -
          Nine Months Ended September 30, 1996 and 1995           4

     Notes to Condensed Consolidated Financial Statements       5-7

     Management's Discussion and Analysis of the Condensed
          Consolidated Financial Statements                    7-11

     Segment Report                                              12


Part II.  Other Information

     Item 1.     Legal Proceedings                               13

     Item 6.     Exhibits and Reports on Form 8-K                13

     Signatures                                                  14

     Exhibit 11  Computation of  Income (Loss) Per Common Share

                                  ARMCO INC.
            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 (Unaudited)
(Dollars in millions)                           September 30,     December 31,
                                                    1996              1995
                                                ------------      ------------
ASSETS
Current assets
   Cash and cash equivalents                      $  140.9          $  136.8
   Receivables, less allowance for doubtful
      accounts                                       201.8             169.4
   Inventories (Note 2)                              246.8             216.2
   Net assets held for sale (Note 5)                   -                85.5
   Other                                               8.0               5.9
------------------------------------------------------------------------------
      Total current assets                           597.5             613.8

Investments
   Investment in AFSG                                 85.6              85.6
   Other, less allowance for impairment               54.6              37.2

Property, plant and equipment                      1,251.9           1,208.3
Accumulated depreciation                            (584.0)           (539.8)
------------------------------------------------------------------------------
Property, plant and equipment - net                  667.9             668.5

Deferred tax asset                                   325.8             326.1
Goodwill and other intangible assets                 142.3             145.9
Other assets                                          21.6              19.5
------------------------------------------------------------------------------
       Total assets                               $1,895.3          $1,896.6
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Trade accounts and notes payable               $  152.5          $  148.2
   Employee-related obligations                      118.9             172.4
   Other liabilities                                  79.5              72.6
   Current portion of long-term debt                  33.4              25.8
------------------------------------------------------------------------------
      Total current liabilities                      384.3             419.0

Long-term debt, less current portion                 344.4             361.6
Long-term employee benefit obligations, less
   current portion                                 1,198.7           1,165.9
Other liabilities                                    188.1             180.5
Commitments and contingencies (Note 7)
Shareholders' deficit (Note 8)
   Preferred stock - Class A                         137.6             137.6
   Preferred stock - Class B                          48.3              48.3
   Common stock                                        1.1               1.1
   Additional paid-in capital                        965.9             963.0
   Retained deficit                               (1,372.6)         (1,378.5)
   Other                                              (0.5)             (1.9)
------------------------------------------------------------------------------
      Total shareholders' deficit                   (220.2)           (230.4)
------------------------------------------------------------------------------
      Total liabilities and shareholders' deficit $1,895.3          $1,896.6
------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                   ARMCO INC.
                  CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS
                            AND RETAINED DEFICIT
                                  (Unaudited)
(Dollars and shares in millions,
   except per share amounts)
                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    -------------------   -------------------
                                      1996       1995       1996       1995
                                    --------   --------   --------   --------
Net sales                          $   429.2  $   404.1  $ 1,310.4  $ 1,163.1

Cost of products sold (Note 3)        (381.2)    (364.1)  (1,189.7)  (1,033.8)
Selling and administrative expenses    (23.8)     (23.2)     (69.2)     (70.2)
------------------------------------------------------------------------------
Operating profit                        24.2       16.8       51.5       59.1

Interest income                          2.2        3.0        8.0        9.9
Interest expense                        (9.0)      (8.7)     (27.5)     (24.7)
Gain on sale of investment in
   AK Steel stock (Note 6)               -          -          -         27.2
Sundry other - net (Note 4)             (7.2)     (12.3)     (18.3)     (37.9)
------------------------------------------------------------------------------
Income (loss) before income taxes       10.2       (1.2)      13.7       33.6

Provision for income taxes              (0.3)      (0.9)      (0.9)      (1.7)
------------------------------------------------------------------------------
Income (loss) from continuing
   operations                            9.9       (2.1)      12.8       31.9

Discontinued operations (Note 5)
   Gain on sale of Aerospace and
      Strategic Materials                6.5        -          6.5        -
   Equity in income of National-Oilwell  -          2.0        -          6.3
------------------------------------------------------------------------------
Net income (loss)                       16.4       (0.1)      19.3       38.2

Retained deficit, beginning
   of period                        (1,384.5)  (1,361.0)  (1,378.5)  (1,390.4)
Preferred stock dividends               (4.5)      (4.5)     (13.4)     (13.4)
------------------------------------------------------------------------------
Retained deficit, end of period    $(1,372.6) $(1,365.6) $(1,372.6) $(1,365.6)
------------------------------------------------------------------------------

Weighted average number of common
   and common equivalent shares
   outstanding - primary               106.6      106.1      106.5      106.0
Net income (loss) applicable to
   common stock                    $    11.9  $    (4.6) $     5.9  $    24.8

Earnings (loss) per common share
   - primary
   Income (loss) from continuing
      operations                   $    0.05  $   (0.06) $    0.00  $    0.17
   Income from discontinued
      operations                        0.06       0.02       0.06       0.06
------------------------------------------------------------------------------
Net income (loss)                  $    0.11  $   (0.04) $    0.06  $    0.23
Earnings per common share
   - fully diluted                       *          *          *          *

Cash dividends per share
   $2.10 Class A                   $   0.525  $   0.525  $   1.575  $   1.575
   $3.625 Class A                      0.906      0.906      2.719      2.719
   $4.50 Class B                       1.125      1.125      3.375      3.375

*  Antidilutive or dilution less than 3%
See Notes to Condensed Consolidated Financial Statements.

                                   ARMCO INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

(Dollars in millions)
                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                          1996       1995
                                                         ------     ------
Cash flows from operating activities:
   Net income                                           $  19.3    $  38.2
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and lease-right amortization            44.1       39.8
      Undistributed earnings from discontinued operations   -         (6.4)
      Net gain on sales of investments and facilities      (1.4)     (28.4)
      Other                                                 2.0        8.8
   Change in assets and liabilities:
      Trade accounts and notes receivable                 (32.5)     (50.4)
      Inventory                                           (30.7)     (41.4)
      Payables and accrued operating expenses               2.4       35.3
      Employee benefit obligations                         (9.3)     (25.7)
      Other assets and liabilities - net                    3.3        5.2
---------------------------------------------------------------------------
   Net cash used in operating activities                   (2.8)     (25.0)
---------------------------------------------------------------------------
Cash flows from investing activities:
   Net proceeds from the sale of businesses and assets      5.6       23.5
   Proceeds from the sale and maturity of liquid
      investments                                           -         24.7
   Proceeds from the sale of investments                   79.3       29.9
   Purchase of liquid investments                          (0.3)      (5.0)
   Contributions to investees                              (3.6)       -
   Capital expenditures                                   (41.9)    (110.2)
   Other                                                   (2.2)      (1.4)
---------------------------------------------------------------------------
   Net cash provided by (used in) investing activities     36.9      (38.5)
---------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from drawdown of debt                           2.2        -
   Principal payments on debt                             (18.1)      (6.1)
   Dividends paid                                         (13.4)     (16.4)
   Other                                                   (0.7)       2.9
---------------------------------------------------------------------------
   Net cash used in financing activities                  (30.0)     (19.6)
---------------------------------------------------------------------------
Net change in cash and cash equivalents                     4.1      (83.1)
Cash and cash equivalents:
   Beginning of period                                    136.8      202.8
---------------------------------------------------------------------------
   End of period                                        $ 140.9    $ 119.7
---------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of capitalized interest)            $  23.0    $  20.3
      Income taxes                                          0.1        0.7
Supplemental schedule of noncash investing and
   financing activities:
   Issuance of restricted stock                             3.0        4.6
   Debt incurred directly for property                      -         16.2
   Note received in partial payment for asset sale         10.6        1.0

See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
(Dollars in millions,
except per share amounts)

1. The condensed consolidated financial statements of Armco Inc. (Armco) should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1995. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, the financial position as of September 30, 1996, and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year 1996.

2. Armco's inventories are valued at the lower of cost or market. Most of Armco's domestic inventories are valued using the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                              September 30,     December 31,
                                                  1996              1995
                                              ------------      ------------
   Inventories on LIFO:
      Finished and semi-finished                $ 260.1           $ 226.8
      Raw materials and supplies                   23.8              24.8
      Adjustment to state inventories at
        LIFO value                                (62.8)            (57.3)
                                                -------           -------
         Total                                    221.1             194.3
                                                -------           -------
   Inventories on average cost:
      Finished and semi-finished                   17.7              15.5
      Raw materials and supplies                    8.0               6.4
                                                -------           -------
         Total                                     25.7              21.9
                                                -------           -------
         Total inventories                      $ 246.8           $ 216.2
                                                =======           =======

3. Cost of products sold for the nine months ended September 30, 1996 includes income of $4.2 related to the partial settlement of a business interruption insurance claim for a third quarter 1995 unplanned outage. The outage resulted from the failure of a generator on one stand of the hot mill at the Butler Operations, which reduced efficiency during a six-week period, resulting in the use of alternative and more costly product routings and lost sales.

4. Sundry other - net in Armco's Condensed Statement of Consolidated Operations and Retained Deficit includes expenses of $5.5 and $21.3 for the three and nine months ended September 30, 1996, and $9.4 and $29.0 for the three and nine months ended September 30, 1995, respectively, for interest on employee benefit obligations related to facilities that have been divested. The reduction in expense in 1996 is primarily due to lower interest rates and reductions in unfunded liabilities due to favorable returns on pension assets and Armco's recent contributions to the pension plans.

In the nine months ended September 30, 1996, Sundry other - net includes a gain of $6.3, which resulted from the recognition of gains previously deferred in connection with asset sales at a 500-acre industrial park owned by Armco. Armco had elected to defer gains resulting from individual asset sales at this site because of uncertainty concerning realization of the carrying value of the remaining property. The gains were recognized following receipt, in March 1996, of an independent appraiser's report indicating that the land, buildings and dock facilities in the park had a market value significantly in excess of Armco's historical cost carrying value. Armco is currently discussing the sale of this property.

5. Oregon Metallurgical Corporation (OREMET), formerly 80% owned by Armco, was part of the Aerospace and Strategic Materials business segment that Armco sold in 1985. Prior to the sale, Armco filed a suit on behalf of OREMET in the U.S. Claims Court, claiming refunds and interest on federal and state taxes. Pursuant to the sales agreement, Armco retained the benefit of its share of any proceeds of this action, net of taxes imposed on OREMET and the buyer. In 1988, as a result of a favorable settlement of this refund action with the Internal Revenue Service (IRS), Armco recorded a $15.2 net of tax adjustment to the gain on the sale of this business segment. Armco and OREMET recently reached an agreement with the IRS that the 1988 refund of taxes and interest should not, itself, have been subject to tax, further increasing the cash proceeds to Armco. In the third quarter of 1996, Armco recorded an additional $6.5 gain on the sale.

Included in Net assets held for sale as of December 31, 1995 was $85.5 representing Armco's 50% ownership interest in National-Oilwell, an oil field equipment and supply joint venture. The sale of National-Oilwell was completed on January 16, 1996, with Armco receiving $77.0 in cash and receivables with a face value of $13.0. The receivables were recorded in other investments at a discounted value of $10.6. After recording $2.1 for recognition of deferred foreign translation losses and miscellaneous expenses, no gain or loss was recorded on the sale. The equity income of National-Oilwell, recognized prior to the fourth quarter of 1995, is reported in Discontinued operations on the Condensed Statement of Consolidated Operations and Retained Deficit.

6. During the nine months ended September 30, 1995, Armco sold all of the shares it had received in the initial public offering and recapitalization of AK Steel Holding Corporation, recognizing a gain of $27.2.

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

There are various pending matters relating to litigation, arbitration and regulatory affairs arising out of the operations of Armco's runoff insurance companies, including matters related to Northwestern National Insurance Company, a runoff company currently involved in, among other matters, litigation with respect to certain reinsurance programs. At September 30, 1996 and December 31, 1995, Armco had recorded an $85.6 investment in these companies.

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

At September 30, 1996, Armco had recorded in its Condensed Statement of Consolidated Financial Position, legal and environmental reserves of $85.5, of which $18.1 was classified as current.

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

At its October 25, 1996 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Preferred Stock, Class A, $3.625 Cumulative Convertible Preferred Stock, Class A, and $4.50 Cumulative Convertible Preferred Stock, Class B.

9.  Information relating to Armco's industry segments can be found on page 12.


                                  ARMCO INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except per share data)

GENERAL
-------
Armco's consolidated results for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                     ------------------     ------------------
                                       1996      1995         1996      1995
                                     --------  --------     --------  --------
Net sales                            $  429.2  $  404.1     $1,310.4  $1,163.1
Operating profit                         24.2      16.8         51.5      59.1
Gain on the sale of AK Steel stock        --        --           --       27.2
Income (loss) from
     continuing operations                9.9      (2.1)        12.8      31.9
Discontinued operations
   Gain on sale of Aerospace and
      Strategic Materials                 6.5       --           6.5       --
   Equity in income of National-Oilwell   --        2.0          --        6.3
Net income (loss)                        16.4      (0.1)        19.3      38.2
Net income (loss) per common share
     - primary                           0.11     (0.04)        0.06      0.23

Net sales in the three and nine months ended September 30, 1996 were 6% and 13% higher, respectively, than in the same periods last year, primarily due to higher sales of automotive chrome, electrical and carbon steels in the Specialty Flat-Rolled Steels segment.

In the nine months ended September 30, 1996, operating profit included income of $4.2 related to the partial settlement of a business interruption insurance claim. Excluding this credit, the decrease in operating profit from last year was primarily due to the effects of planned equipment outages and higher outside processing costs.

Income from continuing operations for the nine months ended September 30, 1996 and 1995 was $12.8 and $31.9, respectively. Included in the 1996 amount was the above-mentioned insurance settlement and a $6.3 gain, which resulted from the recognition of gains previously deferred in connection with asset sales at a 500-acre industrial park owned by Armco. Armco had elected to defer gains resulting from individual asset sales at this site because of the uncertainty concerning realization of the carrying value of the remaining property. The gains were recognized following receipt, in March 1996, of an independent appraiser's report indicating that the land, buildings and dock facilities in the park had a market value significantly in excess of Armco's historical cost carrying value. Armco is currently discussing the sale of this property.

During the first nine months of 1995, Armco sold all of the shares it had received in the initial public offering and recapitalization of AK Steel Holding Corporation, recognizing a gain of $27.2.

Oregon Metallurgical Corporation (OREMET), formerly 80% owned by Armco, was part of the Aerospace and Strategic Materials business segment that Armco sold in 1985. Prior to the sale, Armco filed a suit on behalf of OREMET in the U.S. Claims Court, claiming refunds and interest on federal and state taxes. Pursuant to the sales agreement, Armco retained the benefit of its share of any proceeds of this action, net of taxes imposed on OREMET and the buyer. In 1988, as a result of a favorable settlement of this refund action with the Internal Revenue Service (IRS), Armco recorded a $15.2 net of tax adjustment to the gain on the sale of this business segment. Armco and OREMET recently reached an agreement with the IRS that the 1988 refund of taxes and interest should not, itself, have been subject to tax, further increasing the cash proceeds to Armco. In the third quarter of 1996, Armco recorded an additional $6.5 gain on the sale.

At December 31, 1995, Armco had recorded $85.5 in Net assets held for sale for its 50% ownership interest in National-Oilwell, an oil field equipment and supply joint venture. The sale of National-Oilwell was completed on January 16, 1996, with Armco receiving $77.0 in cash and receivables with a face value of $13.0. The receivables were recorded at a discounted value of $10.6.
After recording $2.1 for recognition of deferred foreign translation losses and miscellaneous expenses, no gain or loss was recorded on the sale. The equity income of National-Oilwell, recognized prior to the fourth quarter of 1995, is reported in Discontinued operations.

Net income (loss) per common share reflects a deduction of $4.5 for the third quarter and $13.4 for the first nine months of each year for preferred stock dividends declared.


BUSINESS SEGMENT RESULTS
------------------------
Specialty Flat-Rolled Steels
----------------------------

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                     ------------------     ------------------
                                       1996      1995         1996      1995
                                     --------  --------     --------  --------
Customer sales                       $  350.5  $  326.1     $1,098.7  $  950.7
Operating profit                         19.3      13.3         51.5      63.9

Customer sales for the segment were $24.4 and $148.0 higher in the third quarter and first nine months of 1996, respectively, than in the same periods of 1995, primarily as a result of higher sales of automotive chrome, electrical and carbon steels. Part of the increase was attributable to a third quarter 1995 equipment failure which resulted in lost sales last year. The nine-month period increase also reflects the idling of the Mansfield Operations during the entire first quarter of 1995 pending completion of its new thin-slab caster. The caster was completed, and the plant resumed operations, in April 1995.

Year-to-date average sales per ton in 1996 was down from 1995 levels due to the elimination of raw material price surcharges on certain stainless steels; market softness, particularly for specialty strip and sheet and specialty semi-finished products, and increased sales of lower-priced carbon products.

Customer sales and shipments by major product line and total raw steel production were as follows:

                      Three Months Ended Sept. 30, Nine Months Ended Sept. 30,
                      ---------------------------- ---------------------------
                           1996           1995           1996         1995
                       ------------   ------------   ------------  -----------
(tons in thousands)    Sales   Tons   Sales   Tons   Sales   Tons  Sales  Tons
                       ------  ----   ------  ----   ------  ----  -----  ----
Automotive chrome      $122.2    93   $101.9    73 $  390.5   293  $313.4  232
Electrical               91.9    67     80.0    58    275.2   203   251.4  182
Specialty strip
   and sheet             59.3    23     68.4    24    191.9    73   207.1   77
Specialty semi-finished  38.4    27     42.9    24    109.3    77    93.7   58
Carbon                   30.0    58     23.3    60    105.6   233    53.8  120
Other                     8.7    --      9.6    --     26.2    --    31.3   --
                      -------  ----  -------  ----  -------  ----  ------ ----
     Total             $350.5   268   $326.1   239 $1,098.7   879  $950.7  669

Raw steel production           369            311           1,112          816

Automotive chrome shipments were 27% higher in the third quarter of 1996 than in the same period in 1995, as the Mansfield Operations shipped significant quantities of this product line in the current year. During the first nine months of 1995, Mansfield did not produce stainless steel products. Strong production of North American light vehicles and increased use of stainless in exhaust systems stimulated current year demand.

Shipments of electrical steel products increased 16% in the third quarter as a result of generally good market conditions and some easing of capacity constraints. Driven by strong housing starts, demand remained strong for grain oriented electrical steel used in utility distribution transformers. However, shipments of non-oriented electrical steel used in motors and generators suffered under pressure from imports.

Specialty strip and sheet shipments declined slightly in the year-to-year comparisons due to softer market conditions and increased import penetration. Average sales realization per ton was 10% lower in the third quarter of 1996 compared to 1995 as a result of the elimination of raw material surcharges and base price erosion.

Specialty semi-finished shipments increased slightly in the third quarter of 1996, primarily due to export sales, which generated lower margins. A 20% reduction in average sales realization per ton reflected worldwide market softness and the elimination of raw material surcharges. Specialty semi-finished products have also been adversely affected by import competition.

Carbon steel shipments in the third quarter of 1996 totaled 58,000 tons compared to 60,000 tons shipped in the same period of 1995. In the first half of 1996, Armco began exiting the lower-priced hot band market, shifting the product mix to more galvanized steel and increasing average sales realization per ton by 33%. All of Armco's carbon steel products are produced at the Mansfield and Dover Operations.

Specialty Flat-Rolled Steels' operating profit for the first nine months of 1996 included income of $4.2 related to the partial settlement of a business interruption insurance claim for a third quarter 1995 unplanned outage. The outage resulted from the failure of a generator on one stand of the hot mill at the Butler Operations, which reduced efficiency during a six-week period, resulting in the use of alternative and more costly product routings and lost sales.

Third quarter 1996 operating profit also included an $8.8 loss from the Mansfield and Dover Operations, compared to a loss of $32.7 in the same period last year while Mansfield was ramping up. During the nine months ended September 30, 1996 and 1995, the combined Mansfield and Dover losses were $41.0 and $82.8, respectively. Mansfield, in addition to producing carbon steels, shipped a significant percentage of Armco's automotive chrome stainless in 1996. Mansfield continues to show improvement in operating cost, throughput and productivity.

During the first nine months of 1996, operating profit for this segment was lower than last year due to several planned equipment outages, including outages necessary to upgrade Armco's finishing facilities as part of the strategic facilities plan. The outages and the subsequent process of restarting and returning these facilities to full capability contributed to lower yields. In order to meet demand during this time, Armco used outside processors to finish some of its stainless steels, resulting in increased costs.

Outlook: With all of its equipment now fully operational, Armco expects increased production and continued reduction in losses at Mansfield in the fourth quarter of 1996. The completion of the Specialty Flat-Rolled Steels finishing facilities upgrades earlier this year resulted in increased finishing capacity, further improvement in quality and lower costs, including a reduction in the use of high cost outside processors. However, fourth quarter 1996 volume will be adversely affected by customer holiday shutdowns, while Armco's costs will be higher in the quarter due to its own annual maintenance outages.

Demand for Armco's automotive chrome stainless, electrical and carbon steel products remains relatively strong. However, the market conditions for specialty strip and sheet and specialty semi-finished products have weakened and are having an adverse effect on both volume and pricing. Weak market conditions, together with higher imports, are expected to continue to exert downward pressure on shipments and pricing of specialty strip and sheet and specialty semi-finished products.

In October 1996, the membership of the independent union representing approximately 1,900 employees at the Butler Operations ratified a new five-year contract. The new contract is expected to result in Armco maintaining its competitive position.


Fabricated Products
-------------------

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                     ------------------     ------------------
                                       1996      1995         1996      1995
                                     --------  --------     --------  --------
Customer sales                        $ 78.7    $ 78.0       $211.7    $212.4
Operating profit                        10.5      10.7         18.4      16.9

Third quarter customer sales in this segment equaled last year's level, with higher sales at Douglas Dynamics, L.L.C., offset by a decrease in sales at Sawhill Tubular. The higher customer sales at Douglas Dynamics were a result of price increases, which offset a slight decline in the number of snowplows shipped. Although Sawhill's shipment volumes increased in the third quarter comparison, a decrease in customer sales resulted from lower prices caused by increased domestic competitive pressures and a high level of imports.

Douglas Dynamics' operating profit during the three- and nine-month periods ended September 30, 1996 were slightly higher than in the same periods last year. Increased sales and cost reductions related to the elimination of production outsourcing were offset by higher fixed manufacturing, administrative and selling costs, primarily related to the introduction of new products.

Sawhill Tubular recorded a slight decrease in profits in the third quarter comparison as a result of experiencing relatively higher costs for steel compared to product selling price. Compared to the first nine months of 1995, Sawhill's operating profit was higher due to cost reductions and quality improvements.

Outlook: Douglas Dynamics anticipates somewhat lower snowplow sales over the next twelve months compared to the last twelve months as a result of reduced shipments partially offset by price increases. Operating results for the next twelve months are expected to decline somewhat from the previous twelve-month period.

Sawhill Tubular's sales and profitability are expected to remain level for the next twelve months, although some of its markets remain soft.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 1996, Armco had $140.9 of cash and cash equivalents compared to $136.8 at December 31, 1995. Cash and cash equivalents increased $4.1 during the first nine months of 1996, primarily due to cash inflows of $77.0 from the sale of Armco's investment in National-Oilwell and cash generated by operations; partially offset by capital expenditures of $41.9, pension contributions totaling $28.2, principal payments on debt of $18.1 and preferred stock dividends of $13.4.

In addition to the cash on hand, Armco has a receivables credit facility, under which Armco Funding Corporation, a wholly owned subsidiary to which Armco sells substantially all of its receivables, may borrow up to $120.0 secured by those receivables. In addition, Armco can borrow up to $50.0 under a credit facility secured by certain of its inventories. At September 30, 1996, $77.3 of the receivables facility was used as support for letters of credit, while no borrowings were outstanding under either facility.

Armco anticipates that cash expenditures for capital projects during the remainder of the year will total approximately $22.0. In addition, Armco has $6.2 of debt commitments maturing through December 1996 and expects to make discretionary pension payments of about $13.0 during the remainder of the year. During 1997, Armco expects to spend approximately $60.0 to $70.0 for capital expenditures, $27.2 in debt payments and $30.0 to $40.0 for pension funding. These expenditures will be paid out of existing cash balances and cash generated from operations and asset disposals.

On October 25, 1996, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative Convertible Preferred Stock, Class A, and $.90625 per share on the $3.625 Cumulative Convertible Preferred Stock, Class A, each payable December 31, 1996 to shareholders of record on November 29, 1996. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable January 2, 1997 to shareholders of record on November 29, 1996. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and under the terms of its inventory credit facility.

                                  ARMCO INC.
                                SEGMENT REPORT
                                  (Unaudited)

(Dollars in millions)

                                       1996                   1995
                             -------------------- --------------------------
                              3rd    2nd    1st    4th    3rd    2nd    1st
                              Qtr.   Qtr.   Qtr.   Qtr.   Qtr.   Qtr.   Qtr.
                             ------ ------ ------ ------ ------ ------ ------
Specialty Flat-Rolled Steels:
   Customer sales           $350.5 $376.1 $372.1 $326.3 $326.1 $320.9 $303.7
   Operating profit           19.3   12.2   20.0   12.1   13.3   27.4   23.2

Fabricated Products:
   Customer sales             78.7   74.7   58.3   70.5   78.0   69.7   64.7
   Operating profit           10.5    6.4    1.5    5.1   10.7    5.4    0.8

Corporate general             (5.6)  (6.4)  (6.4)  (7.3)  (7.2)  (7.0)  (7.5)
-----------------------------------------------------------------------------
Total operating profit        24.2   12.2   15.1    9.9   16.8   25.8   16.5

Interest income                2.2    2.8    3.0    1.9    3.0    3.2    3.7
Interest expense              (9.0)  (9.3)  (9.2)  (8.2)  (8.7)  (8.5)  (7.5)
Gain on sale of investment
   in AK Steel stock           -      -      -      -      -     25.9    1.3
Sundry other - net            (7.2)  (9.5)  (1.6) (11.7) (12.3) (12.7) (12.9)
Provision for income taxes    (0.3)  (0.2)  (0.4)  (0.3)  (0.9)  (0.6)  (0.2)
-----------------------------------------------------------------------------
Income (loss) from
   continuing operations       9.9   (4.0)   6.9   (8.4)  (2.1)  33.1    0.9

Discontinued operations
   Gain on sale of Aerospace
    and Strategic Materials    6.5    -      -      -      -      -      -
   Equity in income of
    National-Oilwell           -      -      -      -      2.0    2.8    1.5
-----------------------------------------------------------------------------
Net income (loss)           $ 16.4 $ (4.0) $ 6.9 $ (8.4) $(0.1) $35.9 $  2.4
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

Part II.     Other Information


Item 1.     Legal Proceedings
            ------------------

There are various claims pending against Armco and its subsidiaries involving product liability, antitrust, patent, insurance arrangements, environmental and hazardous waste matters, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended December 31, 1995 (the Form 10-
K) and Armco's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996 (Form 10-Qs). The following summarizes significant developments in previously reported matters and any claims asserted since June 30, 1996:

In the Larry B. Ricke, Trustee v. Armco action, on August 13, 1996, the U.S.
       --------------------------------
Court of Appeals affirmed the District Court's decision denying Armco's Motion for Summary Judgment. On September 26, 1996, Armco filed a Petition for Rehearing which was denied on October 21, 1996. The district court will schedule a status conference in the near future to establish procedures and discovery schedules for the case to progress to trial.

In the Pension Benefit Guaranty Corporation v. Armco and Eastern Stainless
       -------------------------------------------------------------------
Corporation action, the court has reset the summary jury trial for February 3,
-----------
1997, and trial on the merits for March 24, 1997. Armco has renewed its motion to dismiss the derivative claims and has filed a motion for summary judgment with respect to the direct claims. The court has set a hearing for these motions on December 5, 1996.

In the Granville Solvents matter, trial is expected in 1997.

In the matter involving the former E. G. Smith plant in Cambridge, Ohio, Armco paid a penalty of $100,000 and agreed to initiate a $200,000 study to reduce the environmental effects of nitric acid pickling. If Armco does not implement the results of the study, an additional penalty up to $100,000 may be assessed.

The total liability on the foregoing claims and those other claims described under ITEM 3. LEGAL PROCEEDINGS in the Form 10-K or under Item 1 in the Form 10-Qs is not determinable; but in the opinion of management, the ultimate liability resulting will not materially affect the consolidated financial condition or liquidity of Armco and its subsidiaries; however, it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

A.     The following is an index of the exhibits included in the Form 10-Q:

       Exhibit 11   Computation of Income (Loss) Per Common Share

B.     No report on Form 8-K was filed by Armco since June 30, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                                   Armco Inc.
                                   -----------------------------------
                                   (Registrant)




Date   November 4, 1996             /s/ David G. Harmer
     ---------------------         -----------------------------------
                                   David G. Harmer
                                   Vice President and Chief Financial Officer


Date   November 4, 1996             /s/ John N. Davis
     ---------------------         -----------------------------------
                                   John N. Davis
                                   Vice President and Controller