Form 10-K405
period 1996-12-31
ARMCO INC
filed 1997-03-24
CIK 7383

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                    -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of Armco Inc. (assuming solely for purposes of this Form, that all members of registrant's Board of Directors are "affiliates") was approximately $586,171,889 as of February 28, 1997.

     As of the close of business on February 29, 1996, there were 106,457,166 shares of Common Stock outstanding.
Documents incorporated by reference herein include:

     Annual Report to Shareholders for the year ended December 31, 1996 -- Parts I, II, and IV of this report.
     Proxy Statement for the 1997 Annual Meeting of Shareholders filed with the Commission under Rule 14a-6 of the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders -- Part III of this report.

                                      PART I


ITEM 1.     BUSINESS

General


     Armco Inc. ("Armco" or the "Company") was incorporated as an Ohio corporation in 1917 as a successor to a New Jersey corporation incorporated in 1899. Based on sales revenues, Armco is the second largest domestic producer of stainless steels and is the largest domestic producer of electrical steels. Armco's Sawhill Tubular Division manufactures a wide range of steel pipe and tubing products for use in the construction, industrial and plumbing fields. The Company also owns Douglas Dynamics, L.L.C. ("Douglas Dynamics"), the largest North American manufacturer of snowplows for four-wheel drive pick-up trucks and utility vehicles.

     As part of its strategy to focus on the production of specialty flat-rolled steel, Armco has continued to evaluate the growth potential and profitability of its businesses and investments, and to rationalize or divest those that do not represent a strategic fit or offer growth potential or positive cash flow. In 1994, 1995 and 1996 Armco divested or otherwise rationalized certain unprofitable or nonstrategic operations.

Business Segments

     The information on the amounts of revenue, operating results and identifiable assets attributable to each of Armco's business segments, set forth in Note 7 of the Notes to Financial Statements in Armco's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference herein.

     Additional information about Armco's business segments is set forth in Management's Discussion and Analysis in Armco's Annual Report to Shareholders for the year ended December 31, 1996, which is incorporated by reference herein.

Specialty Flat-Rolled Steels Segment

     Armco's Specialty Flat-Rolled Steels businesses produce and finish flat-rolled stainless, electrical and carbon steels at manufacturing operations located in Butler, Pennsylvania, and Coshocton, Dover, Mansfield and Zanesville, Ohio. The Butler and Mansfield Operations produce both semi-finished and finished stainless and electrical steels in sheet and hot band form. The Coshocton Operations finish stainless steel in strip and sheet form and the Zanesville Operations finish stainless and electrical strip and sheet. In addition, the Mansfield Operations produce commodity grades of carbon steel sheet, most of which is coated at a galvanizing facility at the Dover Operations. The segment also includes the results of European trading companies that buy and sell steel and manufactured steel products.

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

     Improved results for this segment are dependent, in part, on steady production from the Mansfield Operations. Based on fourth quarter 1996 results, Mansfield has demonstrated its ability to produce quality products at stable operating levels, providing this business segment with the capacity and flexibility required to meet expected market conditions.

     The stainless and electrical steel industry is a relatively small but distinct segment of the overall steel industry that represented approximately 2% of domestic steel tonnage but accounted for approximately 10% of domestic steel revenues in 1996. These steels differ from basic carbon steel by their metallurgical composition. Electrical steels have properties that make them desirable in the generation, transportation and use of electricity. Stainless steels are made with a high alloy content, which permits their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion or combinations thereof. Unlike high-volume carbon steel, stainless and electrical steels are generally produced in relatively small quantities utilizing special processing techniques designed to meet more exacting specifications and tolerances. Stainless and electrical steel products sell at higher prices and generate higher average profit margins than carbon steel products.

     Stainless steel contains elements such as chromium, nickel and molybdenum that give it the unique qualities of resistance to rust, corrosion and heat; high strength; good wear characteristics; natural attractiveness; and ease of maintenance. Stainless steel is used in the automotive and aerospace industries, and in the manufacture of food handling, chemical processing, pollution control, medical and health equipment and other products where its combination of strength, durability and attractiveness is desirable. Electrical steels are iron-silicon alloys which, through special production techniques, possess unique magnetic properties that make them desirable for use as energy efficient material in such applications as electrical transformers, motors and generators.

     Armco expects that long-term demand for stainless steel will continue to be positively affected by its increasing use in the manufacture of consumer durable goods and industrial applications. Per capita stainless steel usage in many developed countries significantly exceeds per capita usage in the United States and Armco believes that this is an indication of the growth potential of demand for stainless steel in the United States. In addition, the 1990 amendments to the Clean Air Act have resulted in the increasing use of corrosion-resistant materials in a number of applications for which stainless steel is well suited, including industrial pollution control devices and motor vehicle exhaust systems for use in the United States, where Armco now has the leading market share. Another factor that Armco believes will affect demand positively is the increasing issuance of new car bumper-to-bumper warranties and the use of stainless steel in passenger restraint systems and other functional components.

     Armco produces flat-rolled stainless steel and electrical steel strip and sheet products that are used in a diverse range of consumer durables and industrial applications. During the last three years, approximately 79% of Armco's sales of specialty flat-rolled steel has been stainless and electrical steels, 9% has been specialty semi-finished and 8% has been carbon steel. The remaining sales in this segment of Armco's business is primarily related to the foreign subsidiaries that buy, warehouse, and sell specialty steel products. Major markets served are industrial machinery and electrical equipment, automotive, construction and service centers.

     In the stainless steel market, Armco is the leading producer of chrome grades used primarily in the domestic market for automotive exhaust components. Stainless steel, which formerly was not used in parts of the exhaust system other than the catalytic converter, is now used in the entire exhaust system from manifold to tailpipe by many auto manufacturers. Armco has developed a number of specialty grades for this application. Armco is also known for its "bright anneal" chrome grade finishes utilized for automotive and appliance trim and other chrome grades used for cutlery, kitchen utensils, scissors and surgical instruments. Specialty chrome nickel grades produced by Armco are used in household cookware, restaurant and food processing equipment and medical equipment. Other Armco stainless products include functional stainless steel manufactured for automotive, agricultural, heating, air conditioning and various industrial uses.

     Armco is the only United States manufacturer of a complete line of flat-rolled electrical steel products. It is also the only domestic manufacturer utilizing laser scribing technology. In this process, the surface of electrical steel is etched with high-technology lasers that refine the magnetic domains of the steels, resulting in superior electrical efficiency. Major electrical product categories are: Regular Grain Oriented ("RGO"), used in the cores of power and distribution transformers; Cold Rolled Non-Oriented ("CRNO"), used for electrical motors, generators and lighting ballasts; and TRAN COR[registered tradmark]H, which is used in power transformers and is the only high permeability electrical steel made domestically.

     Additionally, Armco produces a full range of hot-dipped galvanized products primarily for use in the heating, ventilation and air conditioning ("HVAC") market.

     Armco's order backlog for its Specialty Flat-Rolled Steels segment was $227.4 million at December 31, 1996, and $231.9 million at December 31, 1995. While substantially all of the orders on hand at year-end 1996 are expected to be shipped in 1997, such orders, as is customary in the industry, are subject to modification, extension or cancellation.

     Armco's specialty steelmaking operations are located in Pennsylvania and Ohio, which permits cost-efficient materials flow between plants. Armco's Butler, Pennsylvania facility, which is situated on 1,300 acres with 3.2 million square feet of buildings, continuously casts 100% of its steel. At Butler, melting takes place in three 170-ton electric arc furnaces that feed the world's largest (175-ton) argon-oxygen decarburization unit and a 170-ton vacuum degassing unit for refining molten metal that, in turn, feed two double strand continuous casters. The melt capacity at Butler was approximately 945,000 cast tons by year-end 1996. Butler operates a hot-strip mill, anneal and pickle units and two fully-automated tandem cold-rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

     The finishing plant in Coshocton, Ohio, located on 650 acres, is housed in a 600,000 square-foot plant and has three Sendzimer mills, four anneal and pickle lines, three bright anneal lines, two 4-high mills for cold reduction and other processing equipment, including temper rolling, slitting and packaging facilities.

     The Mansfield, Ohio plant consists of a 1.4 million square-foot facility, including a melt shop with two electric arc furnaces (170-ton and 120-ton), a 120-ton argon-oxygen decarburization unit, a thin-slab continuous caster, a six-stand hot strip mill, a five-stand tandem cold rolling mill and a pickle line.

     The Dover, Ohio plant consists of a 600,000 square foot facility including a galvanizing line, stack anneal furnaces and a temper mill.

     Armco's Zanesville, Ohio plant, with 508,000 square feet of buildings on 88 acres, is a finishing plant for some of the steel produced at Butler and Mansfield and has a Sendzimer cold-rolling mill, anneal and pickle lines, high temperature box anneal and other decarburization and coating units.

     In the fourth quarter of 1994, Armco announced an extensive capital improvement program under which it spent $95 million over a two-year period to upgrade and expand its stainless and electrical steel finishing facilities. The program was initiated to reduce existing production constraints and increase specialty steel finishing capacity by approximately 180,000 tons per year, particularly in electrical steels, specialty strip and sheet products and chrome stainless. The strategic facilities upgrades were completed during 1996 and Armco believes that it is now positioned to operate its plants without major disruption throughout 1997. Armco plans to focus on improving productivity and quality at its specialty steels operations and anticipates further cost reductions as these improvements are made.

Fabricated Products Segment

     The businesses currently included in the Fabricated Products segment are described below:

         -- Douglas Dynamics is the largest North American manufacturer of snowplows for four-wheel drive pick-up trucks and utility vehicles. Douglas Dynamics, which is headquartered in

Milwaukee, Wisconsin, and has manufacturing plants in Rockland, Maine, Milwaukee, Wisconsin and Johnson City, Tennessee, sells its snowplows and ice control products under the names Western Products and Fisher Engineering through independent distributors in the United States and Canada.

        -- Sawhill Tubular manufactures a wide range of steel pipe and tubular products for use in the construction, industrial and plumbing markets at plants in Sharon and Wheatland, Pennsylvania and Warren, Ohio.

     Armco's order backlog for its Fabricated Products segment was $34 million at December 31, 1996 and $16.4 million at December 31, 1995. The segment's backlog increased in 1996 primarily as a result of increased demand for steel pipe and tubing. While substantially all of the orders on hand at year-end 1996 are expected to be shipped in 1997, such orders, as is customary in these industries, are subject to modification, extension or cancellation.

Employees

     At December 31, 1996, Armco had approximately 6,000 employees. Most of Armco's domestic production and maintenance employees are represented by international, national or independent local unions, although some operations are not unionized.

     Armco has agreements with independent unions at the specialty steel plants in Butler, Pennsylvania and Zanesville, Ohio. In May of 1996, members of the Zanesville Armco Independent Organization ratified a new four-year labor agreement. In October of 1996, members of the Butler Armco Independent Union ratified a new five-year labor agreement. Armco has agreements with the United Steelworkers of America at Sawhill Tubular plants, and in February, 1996, employees at Sawhill's Wheatland plant ratified a new four-year agreement.

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

     Foreign imports of stainless strip and sheet and electrical steels accounted for approximately 20% of apparent consumption of these products in 1996 and 1995.

     In 1995, led by the Specialty Steel Industry of North America, the industry's trade organization, a major initiative was begun with European specialty steel producers to attempt to reach a consensus on a Multilateral Specialty Steel Agreement ("MSSA") for specialty steel producers only. During 1996, framework terms for the MSSA were agreed to by U.S. specialty steel producers and specialty steel producers in Europe. The outline of the agreement has been submitted to the respective governments which are attempting to negotiate the terms of the final agreement, although there can be no assurance that a final agreement can be achieved.

     Competition is also presented by North American producers, including the so-called "mini-mills", which generally have smaller, non-unionized workforces and are relatively free of many of the employee, environmental and other obligations that traditionally have burdened steel producers. In 1995, Nucor Corporation, a mini-mill steel company, entered the automotive chrome stainless steel business, with the addition of an argon-oxygen decarburization
(AOD) vessel at its Crawfordsville, Indiana melt shop. Nucor produced 16,000 tons and approximately 35,000 tons in 1995 and 1996 respectively of automotive exhaust stainless. Nucor's entry will intensify competition in the automotive exhaust stainless market, which totals about 400,000 tons per year. Competition is also presented, to a lesser degree, by foreign producers. Armco is currently the leading U.S. producer of automotive exhaust stainless steel.

Raw Materials and Energy Sources

     Raw materials represent a major component of production costs in the steel industry. The principal raw materials used by Armco in the production of steels are iron and carbon steel scrap, chrome and nickel and their ferroalloys, stainless steel scrap, silicon, molybdenum and zinc. These materials are purchased in the open market from various outside sources.
Since much of this purchased raw material is not covered by long-term contracts, availability and price are subject to world market conditions. Chrome, nickel and certain other materials in mined alloy form, can be acquired only from foreign sources, many of them located in developing countries that may be subject to unstable political and economic conditions that might disrupt supplies or affect the price of these materials. A significant portion of the chrome and nickel requirements, however, is obtained from stainless steel scrap rather than mined alloys. While certain raw materials have been in short supply from time to time, Armco currently is not experiencing and does not anticipate any problems obtaining appropriate materials in amounts sufficient to meet its production needs. Armco also uses large amounts of electricity and natural gas in the manufacture of its products. It is expected that such energy sources will continue to be reasonably available in the foreseeable future.

Environmental Matters

     Armco, in common with other United States manufacturers, is subject to various federal, state and local requirements for environmental controls relating to its operations. Armco has devoted, and will continue to devote, significant resources to control air and water pollutants, to dispose of wastes, and to remediate sites of past waste disposal. Armco estimates capital expenditures for pollution control in its manufacturing operations will aggregate about $20 million for the years 1997-2001, with the largest expenditures being made in the Specialty Flat-Rolled Steels segment. Approximately $7.5 million is related to control of air pollution pursuant to regulations currently promulgated under the Clean Air Act, as amended, and corresponding state laws. These projections, which have been prepared internally and without independent engineering or other assistance, reflect Armco's current analysis of probable required capital projects for pollution control. During the period 1991 through 1996, Armco's capital expenditures for pollution control projects aggregated approximately $35.8 million, including $7.7 million in 1996. Statutory and regulatory requirements in this area continue to evolve and, accordingly, the type and magnitude of expenditures may change.

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

     Statutes and regulations relating to the protection of the environment have resulted in higher operating costs and capital investments by the industries in which Armco operates. Although it cannot predict precisely how changes in environmental requirements will affect its businesses, Armco does not believe such requirements would adversely affect its competitive position.

Research and Development

     Armco carries on a broad range of research and development activities aimed at improving its existing products and manufacturing processes and developing new products and processes. Armco's research and development activities are carried out primarily at a central technology center located in Middletown, Ohio. This center is engaged in applied materials research related to iron and steel, non-ferrous materials and new materials. In addition, the materials and metallurgy departments at each operating unit develop and implement improvements to products and processes that are directly connected with the activities of such operating unit. Armco spent $13.1 million, $14 million, and $12 million, respectively, on research in the years 1996, 1995 and 1994.

Other Investments

North American Stainless ("NAS")

     Armco and Acerinox S.A. of Spain each previously owned a 50% partnership interest in NAS through their respective subsidiaries, First Stainless, Inc. and Stainless Steel Invest, Inc. In 1994, Armco's subsidiary sold 90% of its 50% equity interest in NAS to its partner for $73 million in cash. Armco maintains a small limited partnership interest in NAS. In connection with the transaction, Armco entered into an annual supply contract with NAS to provide the former joint venture with semi-finished stainless steel at market prices.

Discontinued Operations

National-Oilwell

     Armco, through a wholly owned subsidiary, had a 50% partnership interest in National-Oilwell, which was formed in 1987 when Armco and USX Corporation each contributed their oil field equipment operations to National-Oilwell in exchange for equal interests in the new partnership. On January 16, 1996, Armco sold its partnership interest in National-Oilwell to an entity formed by Duff & Phelps/Inverness and First Reserve Funds along with certain members of National-Oilwell's management. Armco received $77 million in cash and receivables with a face value of $13 million. The receivables were recorded at a discounted value of $10.6 million.

     The terms of the NAS and National-Oilwell transactions described in "Other Investments" and "Discontinued Operations", above, were the result of arm's-length negotiation among the parties.

Armco Financial Services Group ("AFSG")

     AFSG consists of insurance companies that have ceased writing new business and are being runoff. These companies have not written any new business for retention except for an immaterial amount of guaranteed renewable accident and health business since 1986. The number of policyholders of this business has decreased from approximately 4,000 at December 31, 1986 to 1,007 at December 31, 1995 and 870 at December 31, 1996.

     Claims are paid by using AFSG's investment portfolio and the related investment income from such portfolio. The portfolio had a market value of $172.3 million at December 31, 1996. The runoff companies believe the existing invested assets, related future income and other assets will provide sufficient funds to meet all future claims payments.

     AFSG estimates that 60% of future claims will be paid in the next five years and that substantially all of the claims will be paid by the year 2017. The ultimate amount of the claims as well as the timing of the claims payments are estimated based on the annual review of loss reserves performed by AFSG's independent and consulting actuaries. While there have been no charges recorded with respect to these companies since 1990, in the future there may be further adverse developments with respect to the AFSG companies, which, if not otherwise offset through favorable commutations or other actions, will require additional charges to income. Armco does not believe that any such charges would have a material adverse effect on its liquidity or financial condition.

ITEM 2.     PROPERTIES

     Armco owns and leases property primarily in the United States. This property includes manufacturing facilities, offices and undeveloped property. The locations of Armco's principal plants and materially important physical properties are described in ITEM 1. "BUSINESS". Armco believes that all its operating facilities are being adequately maintained and are in good operating condition.

ITEM 3.     LEGAL PROCEEDINGS

     There are various claims pending against Armco and its subsidiaries involving product liability, reinsurance and insurance arrangements, environmental, antitrust, employee benefits and other matters arising out of the conduct of the business of Armco.

     Reserve Mining Litigation.  In August 1992, an action styled Warner,
     --------------------------                                   ------
Donovan, et al. v. Armco was filed in the U.S. District Court, District of
------------------------
Minnesota by members of the United Steelworkers of America ("USWA") who declined to participate in the USWA v. Armco settlement. The complaint
                               -------------
alleges breaches of the Basic Labor Agreement, Supplemental Unemployment Benefit Plan, Insurance Agreement, Pension Agreement and Program of Hospital-Medical Benefits for Pensioners and Surviving Spouses and seeks an unspecified amount of damages. On February 17, 1993, the Court granted Armco's motion to dismiss plaintiffs' state law claims. The plaintiffs' claims based on the labor agreements remain pending. Plaintiffs filed an amended complaint, in response to which Armco filed a motion to dismiss certain claims therein. On October 22, 1993, the Court granted Armco's motion. On November 8, 1993, Armco filed an answer to the allegations in the amended complaint not subject to the motion to dismiss.

     On April 25, 1994, an action entitled Larry B. Ricke, Trustee v. Armco
                                           --------------------------------
was filed in the United States District Court for the District of Minnesota by the Trustee appointed by the Pension Benefit Guaranty Corporation ("PBGC") for the purpose of recovering from Reserve Mining Company ("Reserve") assets to satisfy Reserve's liability for pension benefit entitlements which are in addition to those guaranteed by the PBGC. The complaint alleges that Armco is liable for the unfunded nonguaranteed benefits under the Pension Plan of Reserve in the amount of $9.2 million plus interest. The pension benefits which are the subject of this action were part of the class settlement of USWA
                                                                          ----
 v. Armco.  Approximately fifteen hundred members of the class signed
---------
individual releases (19 members who did not are plaintiffs in Warner, Donovan,
                                                              ---------------
et al. v. Armco Inc.) releasing Armco from
--------------------
all claims, liabilities, etc. based upon or which arise out of any Reserve Employee Pension Benefit Plan. Armco filed a motion to dismiss the complaint on the basis of said releases, which the court denied on March 28, 1995.
Armco filed a motion seeking interlocutory appellate review. This motion was granted on June 6, 1995. The U.S. Court of Appeals affirmed the District's Court's decision denying Armco's motion for summary judgment on August 13, 1996. Armco filed a petition for rehearing on September 26, 1996, which was denied on October 21, 1996.

     A joint pretrial conference with counsel for Armco and Ricke and Warner
                                                            -----     ------
plaintiffs was held on November 27, 1996.  All pretrial discovery for Ricke
                                                                      -----
and Warner will be done on a consolidated basis and must be completed by
    ------
December 31, 1997.  The court further ordered that the claims of the Warner
                                                                     ------
plaintiffs for pension benefits in addition to those guaranteed by the PBGC may be brought only in the Ricke case. Further, as a result of the Court's
                           -----
decision in Ricke concerning non-PBGC guaranteed pension benefits, the only
            -----
claims remaining in Warner are for welfare benefits (e.g. medical benefits,
                    ------
SUB benefits, life insurance benefits, vacation pay, etc.) under collective bargaining agreements.

      Eastern Stainless Corporation ("Eastern") Shareholder Litigation.  On or
      -----------------------------------------------------------------
about March 13, 1995, an action styled Pension Benefit Guaranty Corporation v.
                                       ---------------------------------------
Armco Inc. and Eastern Stainless Corporation was filed in the United States
--------------------------------------------
District Court for the Southern District of Ohio by the PBGC as a Class B shareholder of Eastern. The complaint was captioned as a shareholder derivative and class action on behalf of all Class B shareholders. The plaintiff alleged breach of fiduciary duty as well as certain other claims arising from Armco's status as a majority shareholder of Eastern. The damages were alleged to be in excess of $12 million. The Class B shares were redeemable by Eastern Stainless for $1 a share, or approximately $13 million. On March 15, 1995, Eastern was dissolved without any shareholder distribution. In accordance with Virginia corporation law, a special independent committee of the Board of Directors of Eastern ("Committee") was appointed to evaluate the merits of plaintiff's derivative claims. Armco filed a motion to dismiss the direct claims, stay the derivative claims and stay discovery pending completion of the Committee's investigation. Plaintiff filed a motion for class certification. The court denied Armco's motion to dismiss the direct claims and stay discovery, and granted Armco's motion to stay the derivative claims and plaintiff's motion for class certification. Armco filed an answer to the complaint.

     On January 31, 1996, the Committee issued a report on its review and evaluation of the derivative claims, which concluded that the Class B shareholders were treated fairly by Armco and Eastern and that there was no set of circumstances or assumptions under which the maintenance of the litigation could serve the interests of Eastern or its Class B Shareholders. Eastern filed on March 18, 1996, a motion to dismiss the derivative claims on the basis of the Committee's findings. At a hearing on May 29, 1996, the Court deferred ruling on Armco's and Eastern's motion to dismiss the derivative claims and granted plaintiff 90 days to perform discovery regarding the Committee's investigation. In November 1996, Armco renewed its motion to dismiss the derivative claims and filed a motion for summary judgment with respect to the direct claims. The Court denied the motion for summary judgment and reserved ruling on the motion to dismiss the derivative claims. On February 3, 1997, the parties agreed on a settlement of all claims, subject to approval of the Court. Armco expects that the Court will approve the settlement at a fairness hearing at a future date to be set by the Court.

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

Court of Texas. On May 11, 1995, the Supreme Court of Texas denied plaintiffs' application for writ of error, concluding the Cornerstones matter
                                                          ------------
in favor of Armco. On February 22, 1996, the District Court of Harris County granted summary judgment in favor of Armco in the severed Kingsbridge action.
                                                          -----------
On April 10, 1996, an amended summary judgment order was entered by the District Court clarifying that summary judgment had been granted in favor of Armco and against only the claims of Kingsbridge and John Kepplinger, individually. A motion for class certification was denied by the court with respect to the claims of the remaining homeowners in the Kingsbridge District. The Kingsbridge homeowners have filed an appeal, which is currently pending before the Court of Appeals in Houston, Texas.

     In addition, there are three multiple-party homeowners actions that remain pending on behalf of property owners in the Cornerstones Municipal Utility District. The first of these actions, Vincent and Linda Adduci, et
                                               ----------------------------
 al. v. Armco Steel Corporation, et al., was filed in the 127th District Court
---------------------------------------
of Harris County, Texas on or about April 3, 1992, by approximately 87 residents, including the lead plaintiffs, against the same defendants as in the Cornerstones case. On or about September 11, 1992, Harris W. Arthur and
    ------------
other plaintiff homeowners commenced a similar action, styled Harris W.
                                                              ---------
Arthur, et al. v. Monsanto Company, et al., in the 133rd Judicial District
------------------------------------------
Court of Harris County. On or about March 22, 1993, a third action, captioned William C. Irons, et al. v. Turner, Collie & Braden, Inc., et al., was filed
-----------------------------------------------------------------
in the 152nd Judicial District Court of Harris County by the lead plaintiff and approximately 100 additional residents. All three cases are substantially based upon the same theories as the Cornerstones case and were separately
                                    ------------
filed after an effort to have the Cornerstones complaints certified as a class
                                  ------------
action was denied by the court. These three actions each seek an unspecified amount of damages. Arthur and Adduci have been consolidated into one case
                    ------     ------
before the 127th District Court. On January 28, 1997, a majority of the homeowners in Irons were nonsuited and dismissed their claims against Armco.
              -----

     Environmental Proceedings.  Most environmental actions involving Armco
     --------------------------
relate to alleged contamination at off-site treatment and disposal sites. In many of these cases, Armco is one of several hundred companies who have been identified as potentially responsible parties ("PRPs"). In a few instances, Armco is one of only a few parties or is alleged to be solely liable. It is routinely asserted that joint and several liability will be applied in such cases; thus, a single party could be held liable for all costs related to a site. However, Armco's experience has been that liability is apportioned on the basis of volume and/or toxicity of materials sent to a site and Armco expects that any ultimate liability will be apportioned among Armco and other financially viable parties. Other claims sometimes arise from contractual obligations for properties Armco previously owned or leased and from regulatory actions. Armco intends to assert all meritorious legal and equitable defenses that are available to it with respect to environmental matters. See "Item 1- BUSINESS--Environmental Matters". The following paragraphs provide information about unresolved environmental matters that have been reported in previous Form 10-K or Form 10-Q filings and certain new matters.

     Armco has been one of four defendants in the case styled, Rosa Ann
                                                               --------
Barrett, et al. v. Atlantic Richfield Company, et al., which was filed in
-----------------------------------------------------
January 1993, in the United States District Court for the Southern District of Texas, Houston Division on behalf of certain residents near the French Limited Site. In 1994, the court granted summary judgment against the plaintiffs, with the exception of one property damage claim which is pending separately before the trial court. The Barrett plaintiffs appealed to the Fifth Circuit
                             -------
which in a September 1996 opinion upheld the lower court's judgment against them. Based on its experience to date with resolution of claims in this matter, Armco does not believe its liability, if any, with regard to the remaining claim will be material.

     On July 21, 1995, the Department of Justice ("DOJ") filed a complaint in the U.S. District Court for the Southern District of Ohio alleging Armco's liability for remediation costs at the Fultz Landfill Superfund Site in Byesville, Ohio. In late 1996 Armco filed a third-party complaint against eight other PRPs. Discovery is continuing. The DOJ submitted a settlement proposal under which three of the companies initially identified as PRPs by the USEPA (Armco is not among them), plus their successors and certain other companies, have agreed to undertake remediation of the site, which is estimated to cost approximately $13 million. If this settlement is approved by the Court, it is expected that the USEPA will continue to seek about $6 million in past costs from non-settling parties. Armco will not oppose the settlement if the settling parties would be precluded from filing future contribution actions against Armco and other non-settling parties. No estimate of Armco's proportionate liability can be made at this time.

     On July 22, 1993, Armco received a request from the Kansas Department of Health and Environment ("KDHE") for information regarding a former Armco Construction Products Division plant located in Topeka, Kansas and now owned by Contech Construction Products, Inc. ("Contech"). Armco answered KDHE's information request in August 1993. KDHE indicated it would pursue Contech and two other parties regarding this matter, but to Armco's knowledge, no action has been filed. Contech claims that Armco has an indemnification obligation under the agreement conveying the property to Contech. Based on the type of contamination at issue and the presence of other PRPs, Armco does not believe its liability, if any, will be material.

     In December 1993, Armco and one other company received a notice of nonbinding preliminary allocation of proportionate responsibility from the Pennsylvania Department of Environmental Protection ("PADEP") for the William Taylor Estate site. In December, 1996, PADEP filed an action against two other parties for recovery of about $400,000 in past costs. Armco has been requested by the two named defendants to voluntarily join in a settlement of this matter and to participate in investigation and remediation of the site. Based on current information about the type of contamination and the presence of other PRPs, Armco does not expect its liability, if any, to be material.

     On September 9, 1994, four parties who signed a USEPA Administrative Order on Consent ("AOC") for cleanup of the Granville Solvent site in Ohio, initiated a contribution action in the U.S. District Court for the Southern District of Ohio against all PRPs, including Armco, who did not sign the AOC. In 1996 decisions, the court denied plaintiffs' claim for their costs related to litigation or negotiation of the AOC and limited their action to one for contribution rather than joint and several liability. Based on these decisions, and on current information about remediation costs, Armco does not expect its liability, if any, to be material. Trial has not been scheduled, but is expected sometime in 1997.

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

     On December 27, 1996, the Southern Ohio Port Authority filed a complaint against Armco and 23 other defendants seeking an estimated $3 million to recover costs of investigation and remediation at the former Empire-Detroit facility in Portsmouth, Ohio. Armco is preparing its answer to the complaint. Based on the estimated costs and the presence of other PRPs. Armco does not expect its liability, if any, to be material.

     In the opinion of management, the ultimate liability, if any, resulting from the claims described in the preceding paragraphs in this "Legal Proceedings" section will not materially affect the consolidated financial position or liquidity of Armco and its subsidiaries; however, it is possible that, due to fluctuations in Armco's operating results, future developments with respect to such matters could have a material effect on its financial condition, liquidity and results of operations in future interim or annual periods.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of Armco during the fourth quarter of the year ended December 31, 1996.

Executive Officers of Armco

     The executive officers of Armco as of March 14, 1997, were as follows:

                                                                                Years
                   Age as of                                   Tenure in      of Service
Name             March 14, 1997          Office                Office (1)     with Armco
----             --------------          ------                -----------    -----------
James F. Will         58          Chairman, President and
                                  Chief Executive Officer (2)    1994 (2)           5

Jerry W. Albright     60          Vice President and             1997 (3)           0
                                  Chief Financial Officer

James L. Bertsch      53          Vice President and Treasurer   1989              31

John B. Corey         53          Vice President                 1994              18

John N. Davis         38          Vice President and Controller  1996 (4)           5

Gary R. Hildreth      58          Vice President, General Counsel
                                  and Secretary                  1993              26

Gary L. McDaniel      50          Vice President - Operations    1996               4

M. Dennis McGlone     47          Vice President - Commercial    1996               5

Pat J. Meneely        45          Vice President - Information
                                  and Organizational
                                  Effectiveness                  1995               2

Daniel E. Smigielski  47          Vice President - Purchasing &
                                  Traffic                        1996               4
-------------------------



  (1) All officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified. Each of the officers named above has held responsible positions with Armco or its subsidiaries during all of the past five years, with the exceptions of Messrs. Albright, McDaniel, Meneely and Smigielski. Prior to joining Armco, Mr. Albright was a consultant and small business owner. Prior to that he was Assistant to the President of Armco Inc. and prior to that Mr. Albright was Vice President and
Chief Financial Officer of Cyclops Industries, Inc.   Prior to joining Armco,
Mr. McDaniel was Division Manager of Maintenance and Services at the Indiana Harbor Works of LTV Steel Company (producer of flat-rolled and tubular carbon steel products). Immediately prior to joining Armco, Mr. Meneely worked as an executive consultant and held executive positions with Sara Lee Hosiery (a manufacturer of hosiery) and Wheeling-Pittsburgh Steel Corporation (a manufacturer of steel). Mr. Smigielski was Director, Purchasing and Traffic at Armco's Butler Operations. Prior to that, Mr. Smigielski was Project Director at Krupp GMBH (an engineering company specializing in steel industry equipment and processing facilities).

  (2) Effective February 1, 1996, Mr. Will was elected Chairman of the Board in addition to the positions of President and Chief Executive Officer.

  (3) Effective January 1, 1997, Mr. Albright was elected Vice President and Chief Financial Officer. Mr. Albright was employed with Armco from 1966 until 1988, and held numerous financial positions.

  (4) Effective August 1, 1996, Mr. Davis was elected Vice President and Controller.


                                      PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     Armco's common stock is sold principally on the New York Stock Exchange. At February 28, 1997, there were 22,641 common stock shareholders of record. Other information required by this item is incorporated herein by reference from pages 32 and 37 of the Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 6.      SELECTED FINANCIAL DATA


(In millions, except per share amounts)

                                           1996      1995      1994     1993    1992(2)
                                           ----      ----      ----     ----    -------
Net sales                              $1,724.0  $1,559.9  $1,437.6  $1,664.0  $1,673.2
Special charges - net (3)                 (8.8)        --    (35.0)   (165.5)   (185.1)
Income (loss) from continuing
   operations                              26.0      23.5      65.8   (247.5)   (402.2)
Income (loss) from continuing operations
    per common share                       0.08      0.05      0.46    (2.56)    (4.17)
Total assets (4)                        1,867.8   1,896.6   1,934.9   1,904.7   1,869.9
Long-term debt and lease obligations      344.3     361.6     363.8     379.7     401.0
Long-term employee benefit
    obligations (4)                     1,200.2   1,165.9   1,221.9   1,249.9     541.6
Class B common stock of subsidiary (5)       --        --        --       9.7       9.3

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     Certain information required by this Item is incorporated herein by reference from pages 16-21 following the caption "Management's Discussion and Analysis" of the Consolidated Financial Statements in the Annual Report to Shareholders for the year ended December 31, 1996.

Other

     Certain statements made or incorporated by reference in this Form 10-K, or made in press releases or in oral presentations made by Company employees, reflect the Company's estimates and beliefs and are intended to be, and are hereby identified as, 'forward looking statements' for the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the paragraphs entitled "Outlook" in the section entitled "Management's Discussion & Analysis" of the Annual Report to Shareholders, incorporated herein by reference.

     The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following: (1) risks of downturns in economic conditions generally, and in the steel industry (a highly cyclical industry) specifically; (2) changes in customer demand for the Company's products, particularly demand from the automobile industry; (3) unplanned plant outages or equipment failures at the Company's facilities; (4) collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties (as described further in Item 1 "Business - Employees"); (5) actions by the Company's competitors, (as described further in Item 1 "Business - Competition"), including domestic steel producers and foreign steel producers (many of whom have lower labor costs and are subsidized by their governments); (6) U.S. trade policy, including U.S. government action with respect to importers of products competitive with the Company's (as described further in Item 1 "Business - Competition"); (7) unforeseen material adverse developments in insurance runoff (as described further in Item 1 "Business - Discontinued Operations" and Item 8 - Note 11 to the Consolidated Financial Statements); (8) disruption in the supply of raw materials needed by the Company, such as iron and carbon steel scrap, chrome and nickel, stainless steel scrap, silicon, molybdenum and zinc, or changes in the pricing of such raw materials; and (9) changes in the application and scope of environmental regulations applicable to the Company.

	Readers are cautioned not to place undue reliance on forward looking statements made or incorporated by reference in this Form 10-K, or made in press releases or in oral presentations. Such forward looking statements reflect management's analysis only as of the date such statements are made and the Company undertakes no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise subsequently.
Readers should carefully review the risk factors set forth above and described elsewhere in this document and in other documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The information required by this Item is incorporated herein by reference from pages 22-37 of the Annual Report to Shareholders for the year ended December 31, 1996.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

                                     PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to executive officers of Armco is contained in Part I of this report under "Executive Officers of Armco" and is incorporated herein by reference. The information required as to directors is incorporated herein by reference from the information set forth under the caption "ELECTION OF DIRECTORS" in the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").


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



                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K

I.     Documents Filed as a Part of this Report


A.  Financial Statements and Financial Statement Schedules               Page

1.  Statement of Consolidated Operations for the Years Ended
    December 31,1996, 1995 and 1994                                       *

2.  Statement of Consolidated Financial Position as of
    December 31, 1996 and 1995                                            *

3.  Statement of Consolidated Cash Flows for the Years Ended
    December 31, 1996, 1995 and 1994                                      *

4.  Notes to Financial Statements                                         *

5.  Independent Auditors' Report                                          *

6.  Independent Auditors' Report                                         19

7.  Financial Statement Schedule for the Years Ended
    December 31, 1996, 1995 and 1994

      II-- Valuation and Qualifying Accounts                             20

8.  Responsibility for Financial Reporting                               *

----------------------

  * Incorporated in this Annual Report on Form 10-K by reference to pages 22-37 of the Annual Report to Shareholders for the year ended December 31, 1996.

Financial Statements and Financial Statement Schedules Omitted

     The financial statements and financial statement schedules for Armco Inc. and subsidiaries, other than those listed above, are omitted because of the absence of conditions under which they are required, or because the information is set forth in the notes to financial statements.

     B.     Exhibits

     The following is an index of the exhibits included in the Annual Report on Form 10-K.

        3(a). Articles of Incorporation of Armco Inc., as amended as of April 4, 1996 (1)

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

10(d). 1988 Restricted Stock Plan (5)*

10(e). Executive Supplemental Deferred Compensation Plan Trust (6)*

10(f). Executive Supplemental Deferred Compensation Plan (7)*

10(g). Pension Plan for Outside Directors (8)*

10(h). Key Management Severance Policy (9)*

10(i). Minimum Pension Plan (10)*

10(j). Stainless Steel Toll Rolling Services Agreement (11)

10(k). Equity Exchange Agreement (12)

10(l). Stock Purchase Agreement among Armco Inc., Armco Financial Services Corporation and Vik Brothers Insurance, Inc. dated as of August 2, 1994 (13)

10(m). Asset Sale Agreement By and Among Armco Inc., Eastern Stainless Corporation, Avesta Sheffield East, Inc. and Avesta Sheffield Holding Co. dated as of February 9, 1995 (14)

10(n). Purchase Agreement, as amended, among Oilwell, Inc., National Supply Company, Inc., USX Corporation, Armco Inc. and NOW Holdings, Inc. (15)

10(o). Rights Agreement dated as of February 23, 1996 between Armco Inc. and Fifth Third Bank (16)

11. Computation of Income (Loss) Per Share

13. Annual Report to Shareholders for the year ended December 31, 1996. (Filed for information only, except for those portions that are specifically incorporated in this Form 10-K Annual Report for the year ended December 31, 1996.)

21. List of subsidiaries of Armco Inc.

23. Independent Auditors' Consents

27. Financial Data Schedule

99. Description of Armco Capital Stock

     The annual reports (Form 11-K) for the year ended December 31, 1996 for the Armco Inc. Retirement and Savings Plan and the Armco Inc. Thrift Plan for Hourly Employees will be filed by amendment as exhibits hereto, as permitted under Rule 15d-21.

   * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

---------------------

(1) Incorporated by reference from Exhibit 3.1 to Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

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

(8) Incorporated by reference from Exhibit 10(p) to Armco's Annual Report on Form 10-K for the year ended December 31, 1989 (SEC File No. 001-00873).

(9) Incorporated by reference from Exhibit 10(p) to Armco's Annual Report on Form 10-K for the year ended December 31, 1990.

(10) Incorporated by reference from Exhibit 10(r) to Armco's Annual Report on Form 10-K for the year ended December 31, 1991.

(11) Incorporated by reference from Exhibit 10(s) to Armco's Annual Report on Form 10-K for the year ended December 31, 1993.

(12) Incorporated by reference from Exhibit 2 to Armco's Form 8-K dated April 7, 1994.

(13) Incorporated by reference from Exhibit 10 to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(14) Incorporated by reference from Exhibit 2 to Armco's Form 8-K dated March 14, 1995.

(15) Incorporated by reference from Exhibit 2 to Armco's Form 8-K dated January 16, 1996.

(16) Incorporated by reference from Exhibit 10(p) to Armco's Form 10-K for the year ended December 31, 1995.

------------------------


II.   Reports on Form 8-K

      No reports on Form 8-K were filed by Armco since September 30, 1996.

                                     SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED AS OF MARCH 21, 1997.

                                     ARMCO INC.


                                     By	JAMES F. WILL
                                     -----------------------------------------
                                          James F. Will
                                          Chairman of the Board, President and
                                          Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF MARCH 21, 1997.

By     JAMES F. WILL                          By     DAVID A. DUKE
--------------------------------------       -------------------------------
       James F. Will                               John C. Haley
Chairman of the Board, President,                     Director
      Chief Executive Officer
        and Director



By        JERRY W. ALBRIGHT                   By     JOHN C. HALEY
--------------------------------------       ------------------------------
          Jerry W. Albright                           John C. Haley
         Vice President and                             Director
       Chief Financial Officer



By        JOHN N. DAVIS                       By    BRUCE E. ROBBINS
-------------------------------------       ------------------------------
          John N. Davis                            Bruce E. Robbins
    Vice President and Controller                     Director



By                                            By    BURNELL R. ROBERTS
-------------------------------------       ------------------------------
          John J. Burns, Jr.                       Burnell R. Roberts
              Director                                  Director



By     PAULA H.J. CHOLMONDELEY              By   JOHN D. TURNER
--------------------------------------      ------------------------------
       Paula H.J. Cholmondeley                    John D. Turner
              Director                               Director

Armco Inc.:

We have audited the consolidated financial statements of Armco Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 5, 1997. Such consolidated financial statements and report are included in Armco's 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Armco Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 5, 1997

                                                                               SCHEDULE II
                          ARMCO INC. AND CONSOLIDATED SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (Dollars in Millions)
==========================================================================================
         Column A                Column B   Column C     Column D             Column E
------------------------------------------------------------------------------------------
                                                       Deductions
                                                      from Reserves
                                           Additions  for Purposes
                                Balance at Charged to   for which
                                Beginning  Costs and  Reserves were  Other   Balance at
       Description               of Year    Expenses    Provided    Changes  End of Year
------------------------------------------------------------------------------------------
For the Year Ended
     December 31, 1994:

Allowance for doubtful accounts   $ 4.0       $0.8       $0.4       $(0.3)(B)    $ 4.1

Allowance for impairment of
  investments                      20.0        0.1        1.4         --          18.7
------------------------------------------------------------------------------------------
For the Year Ended
     December 31, 1995:

Allowance for doubtful accounts   $ 4.1       $0.3       $1.0       $ 0.6 (A)    $ 4.4
                                                                      0.3 (B)
                                                                      0.1 (C)

Allowance for impairment of
  investments                      18.7        --         2.0         --          16.7
------------------------------------------------------------------------------------------
For the Year Ended
     December 31, 1996:

Allowance for doubtful accounts   $ 4.4       $1.4       $1.2       $(0.1)(A)    $ 3.8
                                                                     (0.7)(B)

Allowance for impairment of
  investments                      16.7        2.3        --         (6.3)(A)     12.7
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


11. Computation of Income (Loss) Per Share

13. Annual Report to Shareholders for the year ended December 31, 1996. (Filed for information only, except for those portions that are specifically incorporated in this Form 10-K Annual Report for the year ended December 31, 1996.)

21. List of subsidiaries of Armco Inc.

23. Independent Auditors' Consents

27. Financial Data Schedule

99. Description of Armco Capital Stock

------------------------