Form 10-Q
period 1997-03-31
ARMCO INC
filed 1997-04-30
CIK 7383

                                  FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997
                               --------------------------------------
                                           OR

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
                           Yes    X    No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at March 31, 1997:  107,051,408

                                 ARMCO INC.

                                   INDEX



                                                                         Page


Part I.   Financial Information

          Condensed Statement of Consolidated Financial Position -
             March 31, 1997 and December 31, 1996                          2

          Condensed Statement of Consolidated Income and
             Accumulated Deficit - Three Months Ended
             March 31, 1997 and 1996                                       3

          Condensed Statement of Consolidated Cash Flows -
             Three Months Ended March 31, 1997 and 1996                    4

          Notes to Condensed Consolidated Financial Statements           5-6

          Management's Discussion and Analysis of the Condensed
             Consolidated Financial Statements                          7-10

          Segment Report                                                  11


Part II.  Other Information

          Item 1.   Legal Proceedings                                     12

          Item 4.   Submission of Matters to a Vote of
                       Security Holders                                   12

          Item 6.   Exhibits and Reports on Form 8-K                      12

          Signatures                                                      13

          Exhibit 11   Computation of Earnings Per Common Share

                                   ARMCO INC.
            CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                  (Unaudited)
(Dollars in millions)                                 March 31,   December 31,
                                                        1997          1996
                                                      ---------     ---------
ASSETS
Current assets
   Cash and cash equivalents                          $  151.9      $  168.9
   Receivables, less allowance for doubtful accounts     183.0         149.6
   Inventories (Note 2)                                  262.7         246.9
   Other                                                   6.0           6.4
-----------------------------------------------------------------------------
Total current assets                                     603.6         571.8

Investments
   Investment in Armco Financial Services Group
      (Note 6)                                            85.6          85.6
   Other, less allowance for impairment                   48.5          52.4

Property, plant and equipment                          1,278.3       1,267.7
Accumulated depreciation                                (612.6)       (597.6)
-----------------------------------------------------------------------------
Property, plant and equipment - net                      665.7         670.1

Deferred tax asset                                       325.8         325.8
Goodwill and other intangible assets                     143.2         144.8
Other assets                                              13.9          17.3
-----------------------------------------------------------------------------
Total assets                                          $1,886.3      $1,867.8
-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Trade accounts and notes payable                  $   150.1     $   136.3
   Employment-related obligations                        119.8         115.1
   Other liabilities                                      76.0          79.6
   Current portion of long-term debt                      25.7          27.2
-----------------------------------------------------------------------------
Total current liabilities                                371.6         358.2

Long-term debt, less current portion                     341.2         344.3
Long-term employee benefit obligations                 1,201.5       1,200.2
Other liabilities                                        179.0         177.1
Commitments and contingencies (Note 6)
Shareholders' deficit (Note 7)
   Preferred stock - Class A                             137.6         137.6
   Preferred stock - Class B                              48.3          48.3
   Common stock                                            1.1           1.1
   Additional paid-in capital                            967.4         965.0
   Accumulated deficit                                (1,359.0)     (1,363.9)
   Other                                                  (2.4)         (0.1)
-----------------------------------------------------------------------------
Total shareholders' deficit                             (207.0)       (212.0)
-----------------------------------------------------------------------------
Total liabilities and shareholders' deficit          $ 1,886.3     $ 1,867.8
-----------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           AND ACCUMULATED DEFICIT
                                (Unaudited)
(Dollars and shares in millions,
  except per share amounts)
                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
Net sales                                               $   441.3   $   430.4

Cost of products sold (Note 3)                             (397.5)     (391.3)
Selling and administrative expenses                         (24.6)      (24.0)
------------------------------------------------------------------------------
Operating profit                                             19.2        15.1
------------------------------------------------------------------------------

Interest income                                               2.5         3.0
Interest expense                                             (8.7)       (9.2)
Sundry other - net (Note 4)                                  (3.4)       (1.6)
------------------------------------------------------------------------------
Income before income taxes                                    9.6         7.3

Provision for income taxes                                   (0.2)       (0.4)
------------------------------------------------------------------------------
Net income                                                    9.4         6.9

Accumulated deficit, beginning of period                 (1,363.9)   (1,378.5)
Preferred stock dividends                                    (4.5)       (4.5)
------------------------------------------------------------------------------
Accumulated deficit, end of period                      $(1,359.0)  $(1,376.1)
------------------------------------------------------------------------------

Weighted average number of common and common
   equivalent shares outstanding - primary                  106.7       106.4
Net income applicable to common stock                   $     4.9   $     2.4

Earnings per common share - primary                     $    0.05   $    0.02
Earnings per common share - fully diluted                     *           *

Cash dividends per share
   $2.10 Class A                                        $   0.525   $   0.525
   $3.625 Class A                                           0.906       0.906
   $4.50 Class B                                            1.125       1.125

*   Antidilutive or dilution less than 3%

See Notes to Condensed Consolidated Financial Statements.

                                   ARMCO INC.
                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

(Dollars in millions)
                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                           1997        1996
                                                         -------     -------
Cash flows from operating activities:
Net income                                               $  9.4      $  6.9
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation expense                                    15.4        14.6
   Net gain on sales of investments and facilities          -          (1.4)
   Other                                                    2.5        (3.7)
Change in assets and liabilities:
   Trade accounts and notes receivable                    (36.8)       (1.9)
   Inventory                                              (15.8)      (10.4)
   Payables and accrued operating expenses                 16.3        24.0
   Employee benefit obligations                             0.8         7.0
   Other assets and liabilities - net                       7.3        (7.2)
----------------------------------------------------------------------------
Net cash (used in) provided by operating activities        (0.9)       27.9
----------------------------------------------------------------------------
Cash flows from investing activities:
Net proceeds from the sale of businesses and assets         0.1         3.1
Proceeds from the sale of investments                       0.3        77.2
Contributions to investees                                  -          (1.6)
Capital expenditures                                       (7.5)      (11.6)
Other                                                      (0.3)       (2.8)
----------------------------------------------------------------------------
Net cash (used in) provided by investing activities        (7.4)       64.3
----------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from drawdown of debt                              1.1         -
Principal payments on debt                                 (4.7)        -
Dividends paid                                             (4.5)       (4.5)
Other                                                      (0.6)       (0.6)
----------------------------------------------------------------------------
Net cash used in financing activities                      (8.7)       (5.1)
----------------------------------------------------------------------------
Net change in cash and cash equivalents                   (17.0)       87.1
Cash and cash equivalents:
Beginning of period                                       168.9       136.8
----------------------------------------------------------------------------
End of period                                            $151.9      $223.9
----------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest (net of capitalized interest)                 $ 4.7      $  5.5
Supplemental schedule of noncash investing and
   financing activities:

   Issuance of restricted stock                             2.4         3.2
   Note received in partial payment for asset sale          -          10.6

See Notes to Condensed Consolidated Financial Statements.

                                   ARMCO INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
(Dollars in millions,
except per share amounts)



1. The condensed consolidated financial statements of Armco Inc. should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1996. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, Armco's financial position as of March 31, 1997, and its results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year 1997.

Certain amounts in the prior year financial statements have been reclassified to conform to the 1997 presentation.

2. Armco's inventories are valued at the lower of cost or market. Most of Armco's domestic inventories are valued using the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                                March 31,    December 31,
                                                  1997           1996
                                               --------        --------
Inventories on LIFO:
  Finished and semi-finished                   $ 268.1         $ 259.0
  Raw materials and supplies                      25.2            21.4
  Adjustment to state inventories at LIFO value  (53.8)          (52.8)
                                                ------          ------
      Total                                      239.5           227.6
                                                ------          ------
Inventories on average cost:
  Finished and semi-finished                      17.9            11.9
  Raw materials and supplies                       5.3             7.4
                                                ------          ------
      Total                                       23.2            19.3
                                                ------          ------
      Total inventories                        $ 262.7         $ 246.9
                                                ======          ======

3. Cost of products sold for the three months ended March 31, 1997 and 1996 includes income of $2.0 and $4.2, respectively, for the partial settlements of a business interruption insurance claim.

4. Sundry other - net in Armco's Condensed Statement of Consolidated Income and Accumulated Deficit includes expenses of $1.6 and $7.9 for the three months ended March 31, 1997 and 1996, respectively, for interest on employee benefit obligations related to facilities that have been divested. The reduction in expense in 1997 is primarily due to favorable investment returns in 1996 on pension plan assets.

In the three months ended March 31, 1996, Sundry other - net included a gain of $6.3, which resulted from the recognition of gains previously deferred in connection with asset sales at the Greens Port Industrial Park, which is owned by Armco.

5. Effective January 1, 1997, having reevaluated its plan to sell the remaining assets of the Greens Port Industrial Park as a single entity, Armco began to report the consolidated results of the operations of the park in its Fabricated Products business segment. Greens Port operates a loading dock on the Houston Ship Channel, and leases buildings and land located on its property. In the first three months of 1996, while Armco discussed selling Greens Port with several potential buyers, $1.1 of operating profit generated by the park was reported in Sundry other - net. Greens Port had revenues of $1.8 in the quarter ended March 31, 1996. Future operating profit will include gains or losses from the sale of miscellaneous assets and properties which may, from time to time, be sold.

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

There are various pending matters relating to litigation, arbitration and regulatory affairs arising out of the runoff operations of the Armco Financial Services Group (AFSG), including matters related to Northwestern National Insurance Company (NNIC), a runoff company currently involved in, among other matters, litigation with respect to certain reinsurance programs.

In March 1997, a group of international insurance companies, previously affiliated with AFSG and sold in 1991, filed an application for voluntary liquidation in the United Kingdom. NNIC is currently investigating its exposure with respect to reinsurance transactions entered into with these companies. Armco believes, based on current facts and circumstances, that the liquidation of the international insurance companies will not have a material effect on its investment in AFSG.

Armco believes, based on current facts and circumstances, that its ultimate liability for pending claims, contingent liabilities, environmental matters and matters related to the AFSG identified to date will not materially affect its consolidated financial condition or liquidity. However, it is possible that due to fluctuations in Armco's results, future developments with respect to such pending claims, contingent liabilities and other matters could have a material effect on the results of its operations in future interim or annual periods.

At March 31, 1997, Armco had recorded in its Condensed Statement of Consolidated Financial Position, legal and environmental reserves of $83.4, of which $19.2 was classified as current.

7. Under the terms of one of Armco's revolving credit facilities, which expires on December 31, 1998, Armco is not permitted to pay cash dividends on its common stock. The payment of dividends on preferred stock is prohibited if Armco is in default under the credit agreement.

Under the terms of the indentures for Armco's 11.375% Senior Notes Due 1999 and 9.375% Senior Notes Due 2000, Armco cannot pay a dividend on its common stock or repurchase its capital stock, unless it meets certain financial tests described in the indentures. Armco does not expect to be able to meet all of these tests in the near future.

At its April 25, 1997 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Preferred Stock, Class A, $3.625 Cumulative Convertible Preferred Stock, Class A, and $4.50 Cumulative Convertible Preferred Stock, Class B.

8.  Information relating to Armco's industry segments can be found on page 11.

                                  ARMCO INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except per share data)

GENERAL
-------
Armco's consolidated results for the three months ended March 31, 1997 and 1996 were as follows:

                                           Three Months Ended
                                                March 31,
                                           --------------------
                                             1997        1996
                                           --------    --------
Net sales                                   $441.3      $430.4
Operating profit                              19.2        15.1
Net income                                     9.4         6.9
Earnings per common share                     0.05        0.02

Net sales in the three months ended March 31, 1997 were $10.9 higher than in the same period last year, primarily due to higher sales of tubular products in the Fabricated Products segment as well as an increase in sales in the Specialty Flat-Rolled Steels segment.

In the three months ended March 31, 1997 and 1996, operating profit included income of $2.0 and $4.2, respectively, related to the partial settlements of a business interruption insurance claim. Excluding these credits, operating profit increased by $6.3 or 58% from the first quarter of 1996 to the first quarter of 1997. This increase was primarily due to improved performance at the Mansfield Operations of the Specialty Flat-Rolled Steels segment and the consolidation of Greens Port Industrial Park into the Fabricated Products business segment beginning on January 1, 1997.

Included in first quarter 1996 net income was the above-mentioned insurance settlement and a $6.3 gain, which resulted from the recognition of gains previously deferred in connection with asset sales at Greens Port Industrial Park which, at the time, was being held for sale. Excluding these credits, net income improved $11.0 in 1997, primarily due to improved performance at Mansfield and a $6.3 reduction in expenses related to long-term benefit obligations for employees of Armco facilities that have been divested. The reduction in expense in 1997 was primarily due to favorable investment returns on pension plan assets.

Earnings per common share reflects a deduction of $4.5 in each quarter for preferred stock dividends declared.


BUSINESS SEGMENT RESULTS
------------------------
Specialty Flat-Rolled Steels
----------------------------

                                           Three Months Ended
                                                March 31,
                                           --------------------
                                             1997        1996
                                           --------    --------
Customer sales                              $375.0      $372.1
Operating profit                              22.4        20.0

Customer sales for the segment were slightly higher in the first quarter of 1997 than in the same period in 1996, primarily as a result of higher sales of specialty semi-finished products. Segment average sales per ton in 1997 increased from 1996 levels due to a shift in carbon steel product mix to galvanized products from lower priced hot bands. This offset a 5% reduction in average sales per ton of specialty-flat rolled products and a 22% decrease in specialty semi-finished steels sales per ton.

Customer sales and shipments by major product line and total cast production were as follows:

                                     Three Months Ended March 31,
                                    ------------------------------
                                        1997              1996
                                    -------------    --------------
(tons in thousands)                 Sales    Tons     Sales    Tons
                                    -----    ----     -----    ----
Specialty flat-rolled              $281.1     193    $287.0     187
Specialty semi-finished              40.1      34      31.6      21
Carbon                               46.0      86      44.2     108
Other                                 7.8      --       9.3      --
                                    -----     ---     -----     ---
     Total                         $375.0     313    $372.1     316

Cast production                               363               390

Shipments of specialty flat-rolled products, which include automotive exhaust stainless, electrical steel and specialty strip and sheet, increased 3% from the first quarter of 1996 to the first quarter of 1997. However, average realized prices declined 5%, reflecting elimination this year of raw material surcharges on stainless steel and increased import competition on certain grades of chrome nickel stainless steel and cold rolled non-oriented electrical steel.

Specialty semi-finished shipments increased 62% in the first quarter of 1997 over the same period in 1996, primarily as a result of increased sales of chrome nickel hot bands. However, a 22% reduction in average sales per ton reflected worldwide market softness and import competition.

Carbon steel shipments in the first quarter of 1997 decreased 20% due to the elimination of carbon hot band shipments and the increased use of Armco's melt capacity for specialty products. In the first half of 1996, Armco began exiting the lower-priced hot band market, shifting the product mix to more profitable galvanized steel and increasing average sales per ton by 31% in the quarter-to-quarter comparison.

Specialty Flat-Rolled Steels' operating profit includes gains of $2.0 in the first quarter of 1997 and $4.2 in the first quarter of 1996 from the partial settlements of a business interruption insurance claim. Excluding these credits, the increase in first quarter operating profit in 1997 over 1996 was primarily due to improved performance at Mansfield.

Outlook: Demand for Armco's automotive exhaust stainless, specialty strip and sheet, electrical steel and carbon steel products remains relatively strong. Although demand for specialty semi-finished products has been weak and import competition has been intense, market conditions appear to be gradually improving. Armco has announced a price increase of 5% on stainless cold-rolled strip and sheet and stainless hot-rolled products, effective with shipments on May 5, 1997. However, there can be no assurance that the stated price increase will be implemented.


Fabricated Products
-------------------

                                           Three Months Ended
                                                March 31,
                                           --------------------
                                             1997        1996
                                           --------    --------
Customer sales                              $ 66.3      $ 58.3
Operating profit                               2.6         1.5

First quarter customer sales increased $8.0 over last year's level, primarily due to higher sales at Sawhill Tubular and the consolidation of Greens Port Industrial Park. Greens Port recorded sales of $1.6 in the first three months of 1997 from loading dock fees and rental of land and buildings. During the first three months of 1996, Greens Port had revenues of $1.8 but because, at that time, the park was held for sale, Armco did not include the results of this business in the Fabricated Products operating segment. The 1997 higher customer sales at Sawhill were the result of volume increases along all major tubular product lines. Douglas Dynamics' sales in the quarter-to-quarter comparison were approximately equal.

Despite the sales increase, Sawhill's operating profit was slightly lower in 1997 primarily due to increased steel hot band costs. This decrease was offset by a slight increase at Douglas Dynamics, resulting from reduced operating expenses following the decision in 1996 to exit certain unprofitable product lines. The increase in this segment's operating profit was largely due to the consolidation of Greens Port.

Outlook: The first quarter of the year is traditionally the slowest sales period for snowplows and ice control products. Sales for the remainder of the year should increase, with preseason shipments in the second and third quarters and normal in-season selling beginning in the fourth quarter. However, Douglas Dynamics anticipates lower snowplow and parts sales over the next twelve months compared to the last twelve months as a result of lighter snowfall in populated areas. Operating results for 1997 are expected to be commensurately lower than 1996, which was Douglas Dynamics' second highest snowplow sales year.

Sawhill Tubular's 1997 sales and profitability are expected to be slightly higher than last year. Prices for Sawhill's products have improved with price increases announced in February and April, though some discounting continues. In addition, volume increases in certain product lines have been experienced and should continue during the year. However, any increase in operating profit as a result of higher sales may be substantially offset by the continued high cost of steel hot bands.


ARMCO FINANCIAL SERVICES GROUP (AFSG)
-------------------------------------
In March 1997, a group of international insurance companies, previously affiliated with AFSG and sold in 1991, filed an application for voluntary liquidation in the United Kingdom. NNIC is currently investigating its exposure with respect to reinsurance transactions entered into with these companies. Armco believes, based on current facts and circumstances, that the liquidation of the international insurance companies will not have a material effect on its investment in AFSG.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At March 31, 1997, Armco had $151.9 of cash and cash equivalents compared to $168.9 at December 31, 1996. Cash and cash equivalents decreased $17.0 during the first three months of 1997, primarily due to capital expenditures of $7.5, principal payments on debt of $4.7 and preferred stock dividends of $4.5.

In addition to cash on hand, Armco has a receivables credit facility, under which Armco Funding Corporation, a wholly owned subsidiary to which Armco sells substantially all of its receivables, may borrow up to $120.0 secured by those receivables. In addition, Armco can borrow up to $50.0 under a credit facility secured by certain of its inventories. At March 31, 1997, $64.5 of the receivables facility was used as support for letters of credit, while no borrowings were outstanding under either facility.

Armco anticipates that cash expenditures for capital projects during the remainder of the year will total approximately $60.0. In addition, Armco has $22.6 of debt maturing through December 1997. These expenditures will be paid out of existing cash balances and cash generated from operations.

On April 25, 1997, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative Convertible Preferred Stock, Class A, and $.90625 per share on the $3.625 Cumulative Convertible Preferred Stock, Class A, each payable June 30, 1997 to shareholders of record on May 30, 1997. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable July 1, 1997 to shareholders of record on May 30, 1997. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and under the terms of its inventory credit facility.


FORWARD LOOKING STATEMENTS
--------------------------
Certain statements made in this Management's Discussion & Analysis of the Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the foregoing paragraphs entitled "Outlook" and ARMCO FINANCIAL SERVICES GROUP
                                             ------------------------------
(AFSG), and in footnote No. 6 relating to contingencies.
------
As discussed in its Form 10-K for the year ended December 31, 1996, Armco cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by management. These factors include, but are not limited to, the following: risks of a downturn in the general economy or in the highly cyclical steel industry; changes in demand for Armco's products; unplanned plant outages, equipment failures or labor difficulties; actions by Armco's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in U.S. trade policy and actions respecting imports; disruptions in the supply of raw materials and changes in application or scope of environmental regulations applicable to Armco.

                                  ARMCO INC.
                                SEGMENT REPORT
                                 (Unaudited)

(Dollars in millions)


                                        1997                1996
                                       ------  ------------------------------
                                        1st     4th     3rd     2nd     1st
                                        Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
                                       ------  ------  ------  ------  ------
                                                       <C.
Specialty Flat-Rolled Steels:
   Customer sales                      $375.0  $322.5  $350.5  $376.1  $372.1
   Operating profit                      22.4    21.4    19.3    12.2    20.0

Fabricated Products:
   Customer sales                        66.3    91.1    78.7    74.7    58.3
   Special charges                        -      (8.8)    -       -       -
   Operating profit                       2.6     4.4    10.5     6.4     1.5

Corporate general                        (5.8)   (2.6)   (5.6)   (6.4)   (6.4)
------------------------------------------------------------------------------
Total operating profit                   19.2    23.2    24.2    12.2    15.1

Interest income                           2.5     2.1     2.2     2.8     3.0
Interest expense                         (8.7)   (8.8)   (9.0)   (9.3)   (9.2)
Sundry other - net                       (3.4)   (2.8)   (7.2)   (9.5)   (1.6)
------------------------------------------------------------------------------
Income (loss) before income taxes         9.6    13.7    10.2    (3.8)    7.3

Provision for income taxes               (0.2)   (0.5)   (0.3)   (0.2)   (0.4)
------------------------------------------------------------------------------
Income (loss) from continuing operations  9.4    13.2     9.9    (4.0)    6.9

Discontinued operation -
   Gain on sale of Aerospace and
      Strategic Materials                 -       -       6.5     -       -
------------------------------------------------------------------------------
Net income (loss)                      $  9.4  $ 13.2  $ 16.4  $ (4.0) $  6.9
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

Part II.     Other Information


Item 1.     Legal Proceedings
            ------------------

There are various claims pending against Armco and its subsidiaries involving product liability, patent, reinsurance and insurance arrangements, environmental, antitrust, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended December 31, 1996 (the Form 10-K). The following summarizes significant developments in previously reported matters and any material claims asserted since December 31, 1996:

In the Pension Benefit Guaranty Corporation v. Armco and Eastern Stainless
       -------------------------------------------------------------------
Corporation action, the parties agreed on a settlement of all claims, subject
-----------
to approval of the Court. Armco expects that the Court will approve the settlement at a fairness hearing on June 19, 1997.

In the Southern Ohio Port Authority matter, Armco filed its answer and counterclaims in March, 1997. Trial has been set for July, 1998. Based on the estimated costs and the presence of other PRPs, Armco does not expect its liability, if any, to be material.

The total liability on the forgoing claims and those other claims described under ITEM 3. LEGAL PROCEEDINGS in the Form 10-K is not determinable; but, in the opinion of management, the ultimate liability resulting will not materially affect the consolidated financial condition or liquidity of Armco and its subsidiaries; however it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

The Annual Meeting of Shareholders was held on April 25, 1997, and all eight nominees to the Board of Directors named in Armco's Proxy Statement were elected. Approximately 85% of the outstanding common, $2.10 Cumulative Convertible Preferred and $3.625 Cumulative Convertible Preferred shares were voted. The vote on the election was as follows:



      Name                         For              Withheld
      ----                         ---              ---------
      Paula H.J. Cholmondeley      90,637,619       3,958,139
      David A. Duke                90,733,145       3,862,613
      Dorothea C. Gilliam          90,742,780       3,852,978
      John C. Haley                90,634,453       3,961,305
      Bruce E. Robbins             90,780,761       3,814,997
      Burnell R. Roberts           90,751,591       3,844,167
      John D. Turner               90,826,376       3,769,382
      James F. Will                90,692,554       3,903,204



Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

A.    The following is an index of the exhibits included in the Form 10-Q:

      Exhibit 11  Computation of Earnings Per Common Share

B.    No report on Form 8-K was filed by Armco since December 31, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                                   Armco Inc.
                                   -----------------------------------------
                                   (Registrant)




Date     April 30, 1997            /s/ Jerry W. Albright
     -------------------------     -----------------------------------------
                                   Jerry W. Albright
                                   Vice President and Chief Financial Officer


Date     April 30, 1997            /s/ John N. Davis
     -------------------------     -----------------------------------------
                                   John N. Davis
                                   Vice President and Controller