Form 10-Q
period 1997-06-30
ARMCO INC
filed 1997-08-01
CIK 7383

                                  FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1997
                               --------------------------------------
                                           OR

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
                           Yes    X    No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at June 30, 1997:  107,049,587

ARMCO INC.
                                    INDEX




Pages


Part I.    Financial Information

           Condensed Statement of Consolidated Financial Position -
             June 30, 1997 and December 31, 1996                             2

           Condensed Statement of Consolidated Income and Accumulated
             Deficit - Three and Six Months Ended June 30, 1997 and 1996     3

           Condensed Statement of Consolidated Cash Flows -
             Six Months Ended June 30, 1997 and 1996                         4

           Notes to Condensed Consolidated Financial Statements            5-6

           Management's Discussion and Analysis of the Condensed
             Consolidated Financial Statements                            7-10

           Segment Report                                                   11


Part II.   Other Information

           Item 1.  Legal Proceedings                                       12

           Item 5.  Other Information                                       12

           Item 6.  Exhibits and Reports on Form 8-K                        12

           Signatures                                                       13

           Exhibit 11  Computation of  Earnings (Loss) Per Common Share

                                  ARMCO INC.
              CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 (Unaudited)
(Dollars in millions)                                June 30,     December 31,
                                                       1997          1996
                                                    ----------     ----------
ASSETS
Current assets
   Cash and cash equivalents                        $   175.2      $   168.9
   Receivables, less allowance for doubtful accounts    191.6          149.6
   Inventories (Note 2)                                 265.0          246.9
   Other                                                  5.9            6.4
-----------------------------------------------------------------------------
Total current assets                                    637.7          571.8

Investments
   Investment in Armco Financial Services Group (Note 6) 85.6           85.6
   Other, less allowance for impairment                  47.7           52.4

Property, plant and equipment                         1,284.1        1,267.7
Accumulated depreciation                               (627.4)        (597.6)
-----------------------------------------------------------------------------
Property, plant and equipment - net                     656.7          670.1

Deferred tax asset                                      325.8          325.8
Goodwill and other intangible assets                    141.5          144.8
Other assets                                             12.7           17.3
-----------------------------------------------------------------------------
Total assets                                         $1,907.7       $1,867.8
-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Trade accounts and notes payable                 $   163.0      $   136.3
   Employment-related obligations                       112.6          115.1
   Other liabilities                                     68.4           79.6
   Current portion of long-term debt                     27.3           27.2
-----------------------------------------------------------------------------
Total current liabilities                               371.3          358.2

Long-term debt, less current portion                    337.0          344.3
Long-term employee benefit obligations                1,203.7        1,200.2
Other liabilities                                       186.0          177.1
Commitments and contingencies (Note 6)
Shareholders' deficit (Note 7)
   Preferred stock - Class A                            137.6          137.6
   Preferred stock - Class B                             48.3           48.3
   Common stock                                           1.1            1.1
   Additional paid-in capital                           967.4          965.0
   Accumulated deficit                               (1,341.9)      (1,363.9)
   Other                                                 (2.8)          (0.1)
-----------------------------------------------------------------------------
Total shareholders' deficit                            (190.3)        (212.0)
-----------------------------------------------------------------------------
Total liabilities and shareholders' deficit          $1,907.7       $1,867.8
-----------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                           AND ACCUMULATED DEFICIT
                                 (Unaudited)
(Dollars and shares in millions,
  except per share amounts)
                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   -------------------    -------------------
                                     1997       1996        1997       1996
                                   --------   --------    --------   --------
Net sales                         $   490.3  $   450.8   $   931.6  $   881.2

Cost of products sold                (436.1)    (414.3)     (833.6)    (805.6)
Selling and administrative expenses   (26.2)     (24.3)      (50.8)     (48.3)
------------------------------------------------------------------------------
Operating profit                       28.0       12.2        47.2       27.3

Interest income                         2.4        2.8         4.9        5.8
Interest expense                       (8.5)      (9.3)      (17.2)     (18.5)
Sundry other - net (Note 3)            (0.6)      (9.5)       (4.0)     (11.1)
------------------------------------------------------------------------------
Income (loss) before income taxes      21.3       (3.8)       30.9        3.5

Provision for income taxes             (1.1)      (0.2)       (1.3)      (0.6)
------------------------------------------------------------------------------
Income (loss) from continuing
   operations                          20.2       (4.0)       29.6        2.9

Discontinued operations -
   Gain on sale of Aerospace and
     Strategic Materials (Note 5)       1.3         -          1.3         -
------------------------------------------------------------------------------
Net income (loss)                      21.5       (4.0)       30.9        2.9

Accumulated deficit, beginning of
   period                          (1,359.0)  (1,376.1)   (1,363.9)  (1,378.5)
Preferred stock dividends              (4.4)      (4.4)       (8.9)      (8.9)
------------------------------------------------------------------------------
Accumulated deficit, end of
   period                         $(1,341.9) $(1,384.5)  $(1,341.9) $(1,384.5)
------------------------------------------------------------------------------

Weighted average number of common
   and common equivalent shares
   outstanding - primary              107.1      106.7       106.9      106.5
Net income applicable to
   common stock                   $    17.1  $    (8.4)  $    22.0  $    (6.0)

Income (loss) per common share
   from continuing operations          0.15      (0.08)       0.20      (0.06)
Income per share from
   discontinued operations             0.01         -         0.01         -
------------------------------------------------------------------------------
Net income (loss) per common
share - primary                   $    0.16  $   (0.08)  $    0.21  $   (0.06)
Net income (loss) per common
   share - fully diluted                 *          *           *          *

Cash dividends per share
   $2.10 Class A                  $   0.525  $   0.525   $   1.050  $   1.050
   $3.625 Class A                     0.906      0.906       1.813      1.813
   $4.50 Class B                      1.125      1.125       2.250      2.250

* Antidilutive or dilution less than 3%

See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
(Dollars in millions)                                       Six Months Ended
                                                                June 30,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
Cash flows from operating activities:
  Net income                                               $ 30.9     $  2.9
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation expense                                     30.8       29.3
    Net gain on disposal of investments and facilities       (1.0)      (1.4)
    Other                                                     4.9       (1.1)
  Change in assets and liabilities:
    Trade accounts and notes receivable                     (44.7)     (30.4)
    Inventory                                               (18.1)     (10.2)
    Payables and accrued operating expenses                  30.2       11.7
    Employee benefit obligations                             (1.0)      11.3
    Other assets and liabilities - net                        2.6       (2.4)
-----------------------------------------------------------------------------
  Net cash provided by operating activities                  34.6        9.7
-----------------------------------------------------------------------------
Cash flows from investing activities:
  Net proceeds from the sale of businesses and assets         2.5        4.9
  Proceeds from the sale of investments                       0.3       79.2
  Contributions to investees                                  -         (3.6)
  Capital expenditures                                      (15.1)     (27.0)
  Other                                                      (0.2)      (6.4)
-----------------------------------------------------------------------------
  Net cash (used in) provided by investing activities       (12.5)      47.1
-----------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from drawdown of debt                              2.0        0.6
  Payments on debt                                           (7.4)      (3.2)
  Dividends paid                                             (8.9)      (8.9)
  Other                                                      (1.5)      (1.1)
-----------------------------------------------------------------------------
  Net cash used in financing activities                     (15.8)     (12.6)
-----------------------------------------------------------------------------
Net change in cash and cash equivalents                       6.3       44.2
Cash and cash equivalents:
  Beginning of period                                       168.9      136.8
-----------------------------------------------------------------------------
  End of period                                            $175.2     $181.0
-----------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of capitalized interest)                 $ 16.6     $17.4
    Income taxes                                              1.6       0.6
Supplemental schedule of noncash investing and
  financing activities:
  Issuance of restricted stock                                2.4       3.0
  Note received in partial payment for asset sale             0.3      10.6

See Notes to Condensed Consolidated Financial Statements.

ARMCO INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
(Dollars in millions,
except per share amounts)


 1. The condensed consolidated financial statements of Armco Inc. should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1996. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, Armco's financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year 1997.

Certain amounts in the prior year financial statements have been reclassified to conform to the 1997 presentation.

 2. Armco's inventories are valued at the lower of cost or market. Most of Armco's domestic inventories are valued using the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                                June 30,     December 31,
                                                  1997           1996
                                                --------       --------
Inventories on LIFO:
  Finished and semi-finished                    $ 268.9        $ 259.0
  Raw materials and supplies                       25.3           21.4
  Adjustment to state inventories at LIFO value   (55.3)         (52.8)
                                                --------       --------
      Total                                       238.9          227.6
                                                --------       --------
Inventories on average cost:
  Finished and semi-finished                       19.8           11.9
  Raw materials and supplies                        6.3            7.4
                                                --------       --------
      Total                                        26.1           19.3
                                                --------       --------
      Total inventories                         $ 265.0        $ 246.9
                                                ========       ========

3. Sundry other - net in Armco's Condensed Statement of Consolidated Income and Accumulated Deficit includes $0.5 and $2.1 for the three and six months ended June 30, 1997 and $7.9 and $15.8 for the three and six months ended June 30, 1996, respectively, of expense for employee benefit obligations related to facilities that have been divested. The reduction in expense in 1997 is primarily due to favorable investment returns on pension plan assets and favorable experience in pension and retiree medical benefit costs.

In the six months ended June 30, 1996, Sundry other - net includes a gain of $6.3, which resulted from the recognition of gains previously deferred in connection with asset sales at the Greens Port Industrial Park, which operates a loading dock on the Houston Ship Channel, and leases buildings and land located on its property to third parties.

4. Effective January 1, 1997, having reevaluated its plan to sell the remaining assets of Greens Port as a single entity, Armco began to report the consolidated results of the operations of the industrial park in its Fabricated Products business segment. In the first six months of 1997, Greens Port had revenues of $3.5 and operating profit of $2.2.

5. In the three and six months ended June 30, 1997, Armco recorded $1.3 of income in discontinued operations for a state tax refund related to a company in the previously divested Aerospace and Strategic Materials business segment.

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

There are various pending matters relating to litigation, arbitration and regulatory affairs arising out of the runoff operations of the Armco Financial Services Group (AFSG) companies, including matters related to Northwestern National Insurance Company (NNIC), a runoff company currently involved in, among other matters, litigation with respect to certain reinsurance programs.

In March 1997, a group of international insurance companies, previously affiliated with AFSG and sold in 1991, filed an application for voluntary liquidation in the United Kingdom. NNIC is currently investigating its exposure with respect to reinsurance transactions entered into with these companies. Armco believes that its investment in AFSG will not be materially affected as a result of pending claims, contingent liabilities or matters related to AFSG.

Armco believes that its ultimate liability for pending claims, contingent liabilities, environmental matters and matters related to AFSG identified to date will not materially affect its consolidated financial condition or liquidity. However, it is possible that future developments with respect to such pending claims, contingent liabilities and other matters could have a material effect on the results of its operations in future periods.

At June 30, 1997, Armco had recorded in its Condensed Statement of Consolidated Financial Position, legal and environmental reserves of $78.1, of which $15.3 was classified as current.

7. Under the terms of the indentures for Armco's 11.375% Senior Notes Due 1999 and 9.375% Senior Notes Due 2000, Armco cannot pay a dividend on its common stock or repurchase its capital stock, unless it meets certain financial tests described in the indentures. Armco does not expect to be able to meet all of these tests in the near future.

At its July 25, 1997 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Preferred Stock, Class A, $3.625 Cumulative Convertible Preferred Stock, Class A, and $4.50 Cumulative Convertible Preferred Stock, Class B.

8.  Information relating to Armco's industry segments can be found on page 11.

                                  ARMCO INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except per share data)


GENERAL
-------
Armco's consolidated results for the three and six months ended June 30, 1997 and 1996 were as follows:

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                    ------------------   ------------------
                                      1997      1996       1997      1996
                                    --------  --------   --------  --------
Net sales                            $490.3    $450.8     $931.6    $881.2
Operating profit                       28.0      12.2       47.2      27.3
Net income (loss)                      21.5      (4.0)      30.9       2.9
Earnings (loss) per common share       0.16     (0.08)      0.21     (0.06)

Net sales in the three and six months ended June 30, 1997 were higher by $39.5 and $50.4, respectively, than in the same periods last year, primarily due to increased volume of specialty semi-finished products and higher sales of galvanized steel products in the Specialty Flat-Rolled Steels segment, as well as sales growth in snowplows and tubular products in the Fabricated Products segment.

Operating profit in the three months ended June 30, 1997 was more than double the amount reported in the same period last year, reflecting a substantial improvement in the Specialty Flat-Rolled Steels business segment, higher sales of snowplows and favorable experience in pension and retiree medical benefit expenses. Operating profit in the three- and six-month periods of 1997 included $1.1 and $2.2, respectively, for income generated by Greens Port Industrial Park, which Armco began consolidating in the Fabricated Products business segment on January 1, 1997. Prior to 1997, Greens Port was held for sale and its results were reported in Sundry other - net.

Operating profit, in the six months ended June 30, 1997 and 1996, included income of $2.0 and $4.2, respectively, related to partial settlement of business interruption insurance claims. Excluding the results of Greens Port and the insurance credits, operating profit increased by $19.9 in the first six months of 1997 over the same period in 1996, primarily due to the reasons given for the quarterly improvement.

Included in net income for the first six months of 1996 was the above-mentioned insurance settlement and $6.3 of gains previously deferred in connection with asset sales at Greens Port. In addition, net income for the three and six months ended June 30, 1997 included $1.3 for a tax refund related to a company in the divested Aerospace and Strategic Materials business segment.

Armco's net income also improved as a result of lower expenses related to long-term benefit obligations for employees of Armco facilities that have been divested. The reductions of $7.4 and $13.7 for the three- and six-month period comparisons were primarily due to favorable investment returns on pension plan assets and lower pension and retiree medical benefit costs.

Earnings (loss) per common share reflects the deduction from net income of preferred stock dividends declared.

BUSINESS SEGMENT RESULTS
------------------------
Specialty Flat-Rolled Steels
----------------------------

                                    Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                    ------------------   ------------------
                                      1997      1996       1997      1996
                                    --------  --------   --------  --------
Customer sales                       $402.9    $376.1     $777.9    $748.2
Operating profit                       22.3      12.2       44.7      32.2

Customer sales for the segment were 7% and 4% higher in the three and six months ended June 30, 1997 than in the respective periods in 1996, primarily as a result of increased volume of specialty semi-finished products and higher sales of galvanized steel products. The segment's average sales per ton in 1997 decreased from 1996 due to the effects of high levels of imports of stainless and electrical steels, partially offset by a shift in carbon steel product mix to higher priced galvanized products from lower priced hot bands. Specialty strip and sheet and semi-finished products were affected most by weakening prices.

Customer sales and shipments by major product line and total cast production were as follows:

                       Three Months Ended June 30,  	Six Months Ended June 30,
                       ---------------------------  -------------------------
                            1997          1996          1997          1996
                       ------------  ------------  ------------  ------------
(tons in thousands)     Sales  Tons   Sales  Tons   Sales  Tons   Sales  Tons
                       ------  ----  ------  ----  ------  ----  ------  ----
Specialty flat-rolled  $287.3  196   $297.2  199   $568.4  389   $584.2  386
Specialty semi-
  finished               65.1   53     39.3   29    105.2   87     70.9   50
Galvanized/carbon        40.6   76     31.4   67     86.6  162     75.6  175
Other                     9.9    -      8.2    -     17.7    -     17.5    -
                       ------  ---   ------  ---   ------  ---   ------  ---
     Total             $402.9  325   $376.1  295   $777.9  638   $748.2  611

Cast production                389           353           752           743

Shipments of specialty flat-rolled products, which include automotive exhaust stainless, electrical steel and specialty strip and sheet, were approximately the same in the respective three- and six-month periods of 1997 and 1996. However, 1997 average sales per ton declined 3% from the first six months of 1996, reflecting elimination of raw material surcharges on stainless steel and increased import competition on certain grades of chrome nickel stainless and cold rolled non-oriented electrical steels.

Specialty semi-finished shipments increased substantially in 1997 over 1996, primarily as a result of increased sales of chrome nickel hot bands. However, a 15% reduction in average sales per ton for the first six months of 1997 compared to 1996 reflected worldwide market softness and import competition.

Carbon steel shipments in the second quarter of 1997 increased as a result of strong demand for galvanized steel, partially offset by the elimination of carbon hot band shipments and the increased use of Armco's melt capacity for specialty products. In the first half of 1996, Armco began exiting the lower priced hot band market, shifting to higher priced galvanized steel products and thus increasing average sales per ton by 24% in the six-month period comparison.

Second quarter operating profit increased in 1997 as a result of higher sales and lower costs. The lower costs were primarily due to more stable operating conditions and favorable experience in pension and retiree medical benefit costs. Costs in 1996 were adversely affected by several planned outages necessary to complete equipment upgrades. These outages disrupted operations and resulted in the increased use of outside processors. Specialty Flat-Rolled Steels' operating profit included gains of $2.0 and $4.2 in the first half of 1997 and 1996, respectively, from the partial settlements of a business interruption insurance claim.

Outlook: Third quarter 1997 shipments of automotive chrome stainless are expected to decline from second quarter levels due to normal vehicle model changeovers. While vehicle production remained strong in the first half of the year, recent automotive sales figures trailed those of a year ago, raising concerns about weakening demand.

Armco expects electrical products, in general, to be under pressure due to softening demand and continued high imports. Demand for specialty strip and sheet and semi-finished products has increased, but pricing remains low due to pressure from imports.


Fabricated Products
-------------------

                                    Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                    ------------------   ------------------
                                      1997      1996       1997      1996
                                    --------  --------   --------  --------
Customer sales                       $87.4     $74.7      $153.7    $133.0
Operating profit                      11.9       6.4        14.5       7.9

Customer sales increased $12.7 and $20.7 for the second quarter and first six months, respectively, of 1997, primarily due to higher sales at Douglas Dynamics and Sawhill Tubular, and the consolidation of the Greens Port Industrial Park. Higher customer sales at Douglas Dynamics reflected a significant improvement in snowplow shipments primarily due to an expanded sales network and the introduction of new products. Higher sales at Sawhill were a result of volume increases along most major product lines. Greens Port recorded sales of $3.5 in the first six months of 1997 from loading dock fees and rental of land and buildings. During 1996, Greens Port revenues were not included in the segment.

Douglas Dynamics' and Sawhill's operating profit were substantially higher in 1997. Douglas Dynamics' results improved due to manufacturing efficiencies achieved during the year and reduced operating expenses following the decision in 1996 to exit certain unprofitable product lines. The increase in Sawhill's profits was also driven by lower costs. This segment's operating profit in the first six months of 1997 included $2.2 from Greens Port.

Outlook: Douglas Dynamics' sales are expected to be somewhat lower in the second half of 1997 compared to last year. However, savings from manufacturing efficiencies and cost reduction programs are expected to result in improved operating profit in the same comparative periods. Sawhill Tubular's 1997 sales and profitability are expected to exceed last year due to higher volume in certain product lines and lower costs.


ARMCO FINANCIAL SERVICES GROUP (AFSG)
-------------------------------------
In March 1997, a group of international insurance companies, previously affiliated with AFSG and sold in 1991, filed an application for voluntary liquidation in the United Kingdom. NNIC is currently investigating its exposure with respect to reinsurance transactions entered into with these companies. Armco believes that its investment in AFSG will not be materially affected as a result of pending claims, contingent liabilities or matters related to AFSG.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At June 30, 1997, Armco had $175.2 of cash and cash equivalents compared to $168.9 at December 31, 1996. Cash and cash equivalents increased $6.3 during the first six months of 1997, primarily due to $34.6 of cash generated by operations, partially offset by capital expenditures of $15.1, preferred stock dividends of $8.9 and principal payments on debt of $7.4.

In addition to cash on hand, Armco has a receivables credit facility with a commitment of up to $120.0 for borrowings and letters of credit. Under this facility, Armco Funding Corporation, a wholly owned subsidiary to which Armco sells substantially all of its receivables, may borrow, depending on its available borrowing base and the amount of letters of credit outstanding, up to $120.0 secured by those receivables. In addition, Armco can borrow up to $50.0 under a credit facility secured by certain of its inventories. While no borrowings were outstanding under either facility, at June 30, 1997, Armco had outstanding $64.3 of letters of credit. A total of $91.4 was available for borrowing.

Armco anticipates that expenditures for capital projects during the remainder of the year will total approximately $40.0. In addition, Armco has $19.8 of debt maturing through December 1997. Armco expects that these expenditures will be paid out of existing cash balances and cash generated from operations.

On July 25, 1997, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative Convertible Preferred Stock, Class A, and $.90625 per share on the $3.625 Cumulative Convertible Preferred Stock, Class A, each payable September 30, 1997 to shareholders of record on August 29, 1997. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable October 1, 1997 to shareholders of record on August 29, 1997. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and inventory credit facility.


FORWARD LOOKING STATEMENTS
--------------------------
Certain statements made in this Management's Discussion & Analysis of the Condensed Consolidated Financial Statements and in the Notes to Condensed Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the foregoing paragraphs entitled "Outlook" and ARMCO
                                                                            --
--- FINANCIAL SERVICES GROUP (AFSG) and in footnote No. 6 relating to contingencies.
------------------------------

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

                                  ARMCO INC.
                                SEGMENT REPORT
                                 (Unaudited)

(Dollars in millions)


<CAPTON>
                                   1997                    1996
                               --------------  ------------------------------
                                2nd     1st     4th     3rd     2nd     1st
                                Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
                               ------  ------  ------  ------  ------  ------
Specialty Flat-Rolled Steels:
  Customer sales               $402.9  $375.0  $322.5  $350.5  $376.1  $372.1
  Operating profit               22.3    22.4    21.4    19.3    12.2    20.0

Fabricated Products:
  Customer sales                 87.4    66.3    91.1    78.7    74.7    58.3
  Special charges                 -       -      (8.8)    -       -       -
  Operating profit               11.9     2.6     4.4    10.5     6.4     1.5

Corporate general                (6.2)   (5.8)   (2.6)   (5.6)   (6.4)   (6.4)
------------------------------------------------------------------------------
Total operating profit           28.0    19.2    23.2    24.2    12.2    15.1

Interest income                   2.4     2.5     2.1     2.2     2.8     3.0
Interest expense                 (8.5)   (8.7)   (8.8)   (9.0)   (9.3)   (9.2)
Sundry other - net               (0.6)   (3.4)   (2.8)   (7.2)   (9.5)   (1.6)
------------------------------------------------------------------------------
Income (loss) before
  income taxes                   21.3     9.6    13.7    10.2    (3.8)    7.3

Provision for income taxes       (1.1)   (0.2)   (0.5)   (0.3)   (0.2)   (0.4)
------------------------------------------------------------------------------
Income (loss) from continuing
  operations                     20.2     9.4    13.2     9.9    (4.0)    6.9

Discontinued operation -
  Gain on sale of Aerospace
    and Strategic Materials       1.3     -       -       6.5     -       -
------------------------------------------------------------------------------
Net income (loss)              $ 21.5  $  9.4  $ 13.2  $ 16.4  $ (4.0) $  6.9
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

Part II.    Other Information


Item 1.     Legal Proceedings
            -----------------

There are various claims pending against Armco and its subsidiaries involving product liability, patent, reinsurance and insurance arrangements, environmental, antitrust, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended December 31, 1996 (the Form 10-K) and Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the Form 10-Q). The following summarizes significant developments in previously reported matters and any material claims asserted since March 31, 1997:

In the Pension Benefit Guaranty Corporation v. Armco and Eastern Stainless
       -------------------------------------------------------------------
Corporation action, the parties agreed on a settlement of all claims in the
-----------
amount of $4.5 million. On June 19, 1997, the Court approved the settlement at a fairness hearing and no appeals were timely filed thereafter. The settlement of this matter is now final.

In the Fultz Landfill Superfund action, Armco has added eight additional companies as third-party defendants. Armco continues to seek an equitable settlement of this case. In June, 1997, the Court approved a settlement agreement under which three of the companies initially identified as PRPs by the USEPA (Armco is not among them), plus their successors and certain other companies, have agreed to undertake remediation of the site. USEPA continues to seek approximately $6 million in oversight costs. No estimate of Armco's proportionate liability can be made at this time.

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

Item 5.     Other Information
            -----------------
Any shareholder proposals intended to be presented at the 1998 annual meeting of shareholders must be received by Armco by November 17, 1997, in order to be considered for inclusion in the proxy statement and form of proxy for that meeting. Shareholders intending to nominate director candidates for election at the 1998 annual meeting of shareholders must deliver written notice, including specified information, to the Secretary of Armco, at its offices at One Oxford Centre, 301 Grant Street, Pittsburgh, Pennsylvania 15219-1415, by January 25, 1998.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

A.        The following is an index of the exhibits included in the Form 10-Q:

          Exhibit 11  Computation of Earnings Per Common Share

B.        No report on Form 8-K was filed by Armco since March 31, 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.


                                          Armco Inc.
                                          -------------------------------
                                         (Registrant)




Date        August 1, 1997               /s/ Jerry W. Albright
      -----------------------            --------------------------------
                                         Jerry W. Albright
                                         Vice President and Chief
                                           Financial Officer


Date        August 1, 1997               /s/ John N. Davis
      -----------------------           ---------------------------------
                                         John N. Davis
                                         Vice President and Controller