Form 10-Q
period 1997-09-30
ARMCO INC
filed 1997-10-31
CIK 7383

                                  FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               --------------------------------------
                                           OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------    ------------------
Commission File No. 1-873-2
                   --------------------------------------------------
                                 ARMCO INC.
                                 ----------
          (Exact name of registrant as specified in its charter)

                 Ohio                                31-0200500
------------------------------------   ---------------------------------
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
                           Yes    X    No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at September 30, 1997:  107,064,937

                                   ARMCO INC.
                                    INDEX



                                                                        Pages
                                                                        -----

Part I.    Financial Information

           Condensed Statement of Consolidated Financial Position -
             September 30, 1997 and December 31, 1996                       2

           Condensed Statement of Consolidated Income and Accumulated Deficit
            -Three and Nine Months Ended September 30, 1997 and 1996        3

           Condensed Statement of Consolidated Cash Flows -
             Nine Months Ended September 30, 1997 and 1996                  4

           Notes to Condensed Consolidated Financial Statements           5-7

           Management's Discussion and Analysis of the Condensed
             Consolidated Financial Statements                           7-11

           Segment Report                                                  12


Part II.   Other Information

           Item 1.  Legal Proceedings                                      13

           Item 6.  Exhibits and Reports on Form 8-K                       13

           Signatures                                                      14

           Exhibit 11  Computation of  Earnings Per Common Share

                                  ARMCO INC.
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 (Unaudited)
(Dollars in millions)                       September 30,     December 31,
                                                1997              1996
                                            -------------     -----------
ASSETS
Current assets
  Cash and cash equivalents                 $   279.9         $   168.9
  Receivables, less allowance for
    doubtful accounts                           225.2             149.6
  Inventories (Note 2)                          264.6             246.9
  Other                                           7.1               6.4
------------------------------------------------------------------------
Total current assets                            776.8             571.8

Investments
  Investment in Armco Financial Services
     Group (Note 7)                              85.6              85.6
  Other, less allowance for impairment           37.2              52.4

Property, plant and equipment                 1,292.4           1,267.7
Accumulated depreciation                       (640.5)           (597.6)
------------------------------------------------------------------------
Property, plant and equipment - net             651.9             670.1

Deferred tax asset                              325.8             325.8
Goodwill and other intangible assets            139.9             144.8
Other assets                                     17.6              17.3
------------------------------------------------------------------------
Total assets                                 $2,034.8          $1,867.8
------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Trade accounts and notes payable           $  142.3          $  136.3
  Employment-related obligations                118.8             115.1
  Other liabilities                              75.6              79.6
  Current portion of long-term debt (Note 6)    134.2              27.2
------------------------------------------------------------------------
Total current liabilities                       470.9             358.2

Long-term debt, less current portion            353.9             344.3
Long-term employee benefit obligations        1,192.5           1,200.2
Other liabilities                               186.3             177.1
Commitments and contingencies (Note 7)
Shareholders' deficit (Note 8)
  Preferred stock - Class A                     137.6             137.6
  Preferred stock - Class B                      48.3              48.3
  Common stock                                    1.1               1.1
  Additional paid-in capital                    967.4             965.0
  Accumulated deficit                        (1,319.7)         (1,363.9)
  Other                                          (3.5)             (0.1)
------------------------------------------------------------------------
Total shareholders' deficit                    (168.8)           (212.0)
------------------------------------------------------------------------
Total liabilities and shareholders' deficit  $2,034.8          $1,867.8
------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                   ARMCO INC.
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                             AND ACCUMULATED DEFICIT
                                  (Unaudited)
(Dollars and shares in millions,
  except per share amounts)
                                   Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                   -----------------    -----------------
                                     1997       1996        1997       1996
                                   --------   --------    --------   --------
Net sales                         $   461.3  $   429.2   $ 1,392.9  $ 1,310.4

Cost of products sold                (402.9)    (382.8)   (1,236.5)  (1,188.4)
Selling and administrative expenses   (24.4)     (22.2)      (75.2)     (70.5)
------------------------------------------------------------------------------
Operating profit                       34.0       24.2        81.2       51.5

Interest income                         2.5        2.2         7.4        8.0
Interest expense                       (9.5)      (9.0)      (26.7)     (27.5)
Sundry other - net (Note 3)             3.2       (7.2)       (0.8)     (18.3)
------------------------------------------------------------------------------
Income before income taxes             30.2       10.2        61.1       13.7

Provision for income taxes             (0.5)      (0.3)       (1.8)      (0.9)
------------------------------------------------------------------------------
Income from continuing operations      29.7        9.9        59.3       12.8

Discontinued operations -
Gain on sale of Aerospace and
  Strategic Materials (Note 5)          -          6.5         1.3        6.5
------------------------------------------------------------------------------
Income before extraordinary loss       29.7       16.4        60.6       19.3

Extraordinary loss on retirement of
  debt (Note 6)                        (3.0)       -          (3.0)       -
------------------------------------------------------------------------------
Net income                             26.7       16.4        57.6       19.3

Accumulated deficit, beginning
  of period                        (1,341.9)  (1,384.5)   (1,363.9)  (1,378.5)
Preferred stock dividends              (4.5)      (4.5)      (13.4)     (13.4)
------------------------------------------------------------------------------
Accumulated deficit, end of
  period                          $(1,319.7) $(1,372.6)  $(1,319.7) $(1,372.6)
------------------------------------------------------------------------------

Weighted average number of common
  and common  equivalent shares
  outstanding - primary               107.1      106.6       107.0      106.5
Net income applicable to
  common stock                    $    22.2  $    11.9   $    44.2  $     5.9

Income per common share from
  continuing operations                0.24       0.05        0.43        -
Income per common share from
  discontinued operations               -         0.06        0.01       0.06
Extraordinary loss per common
  share on retirement of debt         (0.03)       -         (0.03)       -
------------------------------------------------------------------------------
Net income per common share
  - primary                       $    0.21  $    0.11   $    0.41  $    0.06
Net income per common share
  - fully diluted                       *          *           *          *

Cash dividends per share
  $2.10 Class A                   $   0.525  $   0.525   $   1.575  $   1.575
  $3.625 Class A                      0.906      0.906       2.719      2.719
  $4.50 Class B                       1.125      1.125       3.375      3.375

*Antidilutive or dilution less than 3%
See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
(Dollars in millions)
                                                          Nine Months Ended
                                                            September 30,
                                                          ------------------
                                                            1997      1996
                                                          --------  --------
Cash flows from operating activities:
  Net income                                              $   57.6  $   19.3
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Depreciation expense                                      46.2      44.1
    Net gain on disposal of investments and facilities        (2.8)     (1.4)
    Extraordinary loss on retirement of debt                   3.0       -
    Other                                                      3.8       2.0
  Change in assets and liabilities:
    Trade accounts receivable                                (64.0)    (32.5)
    Inventories                                              (17.7)    (30.7)
    Payables and accrued operating expenses                   11.2       2.4
    Employee benefit obligations                              (5.0)     (9.3)
    Other assets and liabilities - net                        (0.7)      3.3
-----------------------------------------------------------------------------
  Net cash provided by (used in) operating activities         31.6      (2.8)
-----------------------------------------------------------------------------
Cash flows from investing activities:
  Net proceeds from the sale of businesses and assets          3.7       5.6
  Proceeds from the sale of investments                        0.5      79.3
  Contributions to investees                                   -        (3.6)
  Capital expenditures                                       (25.5)    (41.9)
  Other                                                        0.2      (2.5)
-----------------------------------------------------------------------------
  Net cash (used in) provided by investing activities        (21.1)     36.9
-----------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance / drawdown of debt                  151.2       2.2
  Payments on debt                                           (34.8)    (18.1)
  Dividends paid                                             (13.4)    (13.4)
  Other                                                       (2.5)     (0.7)
-----------------------------------------------------------------------------
  Net cash provided by (used in) financing activities        100.5     (30.0)
-----------------------------------------------------------------------------
Net change in cash and cash equivalents                      111.0       4.1
Cash and cash equivalents:
  Beginning of period                                        168.9     136.8
-----------------------------------------------------------------------------
  End of period                                           $  279.9  $  140.9
-----------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of capitalized interest)                $   22.1  $   23.0
    Income taxes                                               2.4       1.0
Supplemental schedule of noncash investing and financing
  activities:
  Issuance of restricted stock                                 2.4       3.0
  Note received in partial payment for asset sale              0.3      10.6

See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
(Dollars in millions,
except per share amounts)


 1. The condensed consolidated financial statements of Armco Inc. should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1996. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, Armco's financial position as of September 30, 1997, its results of operations for the three and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year 1997.

Certain amounts in the prior year financial statements were reclassified to conform to the 1997 presentation.

 2. Armco's inventories are valued at the lower of cost or market. Most of Armco's domestic inventories are valued using the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                              September 30,  December 31,
                                                  1997           1996
                                              -------------  ------------
Inventories on LIFO:
  Finished and semi-finished                     $267.8         $259.0
  Raw materials and supplies                       27.2           21.4
  Adjustment to state inventories at LIFO value   (57.5)         (52.8)
                                                 ------         ------
      Total                                       237.5          227.6
                                                 ------         ------
Inventories on average cost:
  Finished and semi-finished                       20.8           11.9
  Raw materials and supplies                        6.3            7.4
                                                 ------         ------
      Total                                        27.1           19.3
                                                 ------         ------
      Total inventories                          $264.6         $246.9
                                                 ======         ======

3. Sundry other - net in the Condensed Statement of Consolidated Income and Accumulated Deficit includes expense (income) of $(0.1) and $2.0 for the three and nine months ended September 30, 1997 and $5.5 and $21.3 for the three and nine months ended September 30, 1996, respectively, for employee benefit obligations related to facilities that have been divested. The reduction in expense in 1997 is primarily due to favorable investment returns on pension plan assets and lower pension and retiree medical benefit expenses.

In the three and nine months ended September 30, 1997, Sundry other - net includes a one-time gain of $4.0 for the full payment of certain partially impaired long-term receivables.

In the nine months ended September 30, 1996, Sundry other - net includes a gain of $6.3, which resulted from the recognition of gains previously deferred in connection with asset sales at the Greens Port Industrial Park, which operates a loading dock on the Houston Ship Channel, and leases buildings and land to third parties.

4. Effective January 1, 1997, having reevaluated its plan to sell the remaining assets of Greens Port as a single entity, Armco began to report the industrial park's consolidated results of operations in the Fabricated Products business segment. In the first nine months of 1997, Greens Port had revenues of $5.4 and operating profit of $4.6, including $1.1 for a gain on the sale of land.

5. In the nine months ended September 30, 1997, Armco recorded $1.3 of income from discontinued operations for a state tax refund related to a company in the previously divested Aerospace and Strategic Materials business segment.
In the three and nine months ended September 30, 1996, Armco recognized $6.5 of income from discontinued operations for a federal tax refund related to the same company.

6. In the third quarter of 1997, Armco issued $150.0 principal amount of new 9% Senior Notes Due 2007. A portion of the net proceeds of this debt issue is being used to redeem the $100.0 principal amount of Armco's 11-3/8% Senior Notes Due 1999 and the $20.0 principal amount of its 9.20% Debentures Due 2000. The redemption date for both retiring debt issues is October 15, 1997 and as such at September 30, 1997 the liability for both issues has been classified as current in the Condensed Statement of Consolidated Financial Position. In the three and nine months ended September 30, 1997, Armco recognized an extraordinary loss of $3.0 for early retirement of the debt. On October 15, 1997, the two debt issues were redeemed.

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

In March 1997, a group of international insurance companies, previously affiliated with AFSG and sold in 1991, filed an application for voluntary liquidation in the United Kingdom. NNIC is currently investigating its exposure with respect to reinsurance transactions entered into with these companies. Armco believes that its investment in AFSG will not be materially affected as a result of pending claims, contingent liabilities or other matters related to AFSG.

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

At September 30, 1997, Armco had recorded in its Condensed Statement of Consolidated Financial Position, legal and environmental reserves of $75.9, of which $18.4 was classified as current.

8. At its October 24, 1997 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Preferred Stock, Class A, $3.625 Cumulative Convertible Preferred Stock, Class A, and $4.50 Cumulative Convertible Preferred Stock, Class B. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and inventory credit facility.

9.  Information relating to Armco's industry segments can be found on page 12.



                                  ARMCO INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except per share data)


GENERAL
-------
Armco's consolidated results for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                       -----------------   -----------------
                                        1997      1996      1997      1996
                                       ------    ------    ------    ------
Net sales                              $461.3    $429.2   $1,392.9  $1,310.4
Operating profit                         34.0      24.2       81.2      51.5
Income from continuing operations        29.7       9.9       59.3      12.8
Income from discontinued operations       -         6.5        1.3       6.5
Extraordinary loss on retirement of debt (3.0)      -         (3.0)      -
Net income                               26.7      16.4       57.6      19.3
Net income per common share              0.21      0.11       0.41      0.06

Net sales in the three and nine months ended September 30, 1997 were higher by $32.1 and $82.5, respectively, than in the same periods last year, primarily due to increased volume of specialty semi-finished products and higher sales of galvanized steel products in the Specialty Flat-Rolled Steels segment, as well as sales growth in snowplows and tubular products in the Fabricated Products segment.

Operating profit in the three months ended September 30, 1997 was 40% higher than the amount reported in the same period last year, reflecting higher sales of snowplows, lower operating costs and lower pension and retiree medical benefit expenses. Retiree benefits were favorable, in part, due to lower than expected cost increases.

Operating profit in the three- and nine-month periods of 1997 included $2.4 and $4.6, respectively, for income generated by Greens Port Industrial Park, which Armco began consolidating in the Fabricated Products business segment on January 1, 1997. Prior to 1997, Greens Port was held for sale and its results were reported in Sundry other - net.

Operating profit, in the nine months ended September 30, 1997 and 1996, included income of $2.0 and $4.2, respectively, related to partial settlement of a business interruption insurance claim. Excluding the results of Greens Port and the insurance settlements, operating profit increased by $27.3 in the first nine months of 1997 over the same period in 1996, primarily due to the higher snowplow sales, lower costs and reduced retiree benefit expenses.

In the three and nine months ended September 30, 1997, Sundry other - net included a one-time gain of $4.0 for the full payment of certain partially impaired long-term receivables.

Also in the three and nine months ended September 30, 1997, Armco recognized a $3.0 extraordinary loss on the early retirement of debt. In September 1997, Armco completed an offering of $150.0 principal amount of 9% Senior Notes Due 2007 and announced the redemption of its 11-3/8% Senior Notes Due 1999 and 9.20% Debentures Due 2000 with outstanding principal amounts of $100.0 and $20.0, respectively. The debt issues were redeemed on October 15, 1997.

Included in net income for the first nine months of 1996 was $6.3 of gains previously deferred in connection with asset sales at Greens Port. In addition, net income for the nine months ended September 30, 1997 and 1996 included $1.3 and $6.5 for tax refunds related to a company in the divested Aerospace and Strategic Materials business segment.

Armco's net income also improved as a result of lower expenses related to long-term benefit obligations for employees of Armco facilities that have been divested. The reductions of $5.6 and $19.3 for the three- and nine-month period comparisons were primarily due to favorable investment returns on pension plan assets and lower pension and retiree medical benefit expenses.

Net income per common share reflects the deduction of preferred stock dividends declared.


BUSINESS SEGMENT RESULTS
------------------------

Specialty Flat-Rolled Steels
----------------------------          Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                       -----------------   -----------------
                                        1997      1996      1997      1996
                                       ------    ------    ------    ------
Customer sales                         $365.4    $350.5   $1,143.3  $1,098.7
Operating profit                         20.7      19.3       65.4      51.5

Customer sales for the segment were 4% higher in the three and nine months ended September 30, 1997 than in the respective periods in 1996, primarily as a result of higher sales of specialty semi-finished and galvanized steel products. The segment's third quarter average sales per ton in 1997 decreased 7% from the same period in 1996 primarily due to the pricing pressure created by the high levels of imports of stainless and electrical steels, partially offset by higher prices for galvanized products.

Customer sales and shipments by major product line and total cast production were as follows:

                          Three Months Ended          Nine Months Ended
                             September 30,              September 30,
                        ----------------------    ---------------------------
                           1997         1996          1997           1996
                        ----------   ----------    -----------    -----------
(tons in thousands)     Sales Tons   	Sales Tons    Sales  Tons    Sales  Tons
                        ----- ----   ----- ----    -----  ----    -----  ----
Specialty flat-rolled  $269.9  182  $273.4  183  $  838.3  571  $  857.6  569
Specialty semi-finished  45.2   38    38.4   27     150.4  125     109.3   77
Galvanized/carbon        43.2   80    30.0   58     129.8  242     105.6  233
Other                     7.1    -     8.7    -      24.8    -      26.2    -
                       ------  ---  ------  ---  --------  ---  --------  ---
     Total             $365.4  300  $350.5  268  $1,143.3  938  $1,098.7  879

Cast production                364          369          1,116          1,112

Shipments of specialty flat-rolled products, which include automotive exhaust stainless, electrical steel and specialty strip and sheet, were approximately equal in the respective three- and nine-month periods of 1997 and 1996. However, 1997 average sales per ton was 3% lower than in the first nine months of 1996, reflecting elimination of most raw material surcharges on stainless steel and increased import competition on certain grades of chrome nickel stainless and cold rolled non-oriented electrical steels.

Year-to-date specialty semi-finished shipments increased substantially in 1997 over 1996, primarily as a result of increased sales of chrome nickel hot bands. However, a 15% reduction in average sales per ton for the first nine months of 1997 compared to 1996 reflected worldwide market softness and import competition.

Galvanized/carbon steel shipments in the first nine months of 1997 increased as a result of strong demand for galvanized steel, partially offset by the elimination of carbon hot band shipments. In the first half of 1996, Armco began exiting the lower priced hot band market, shifting to higher priced galvanized steel products and thus increasing average sales per ton by 18% in the nine-month period comparison.

Operating profit increased in 1997 mostly as a result of lower costs. The lower costs were primarily due to more stable operating conditions and lower pension and retiree medical benefit expenses. Costs in 1996 were adversely affected by several planned outages necessary to complete equipment upgrades. These outages disrupted operations and resulted in the increased use of outside processors. Specialty Flat-Rolled Steels' operating profit included gains of $2.0 and $4.2 in the first nine months of 1997 and 1996, respectively, from the partial settlements of a business interruption insurance claim.

Outlook: Armco anticipates modest increases in volume for most product lines during the next twelve months. However, during that period, high levels of imports are expected to continue to depress pricing. The trend towards lower costs experienced in 1997 should also continue into 1998.

Fabricated Products
-------------------                   Three Months Ended   Nine Months Ended
                                          September 30,      September 30,
                                       -----------------   -----------------
                                        1997      1996      1997      1996
                                       ------    ------    ------    ------
Customer sales                          $95.9     $78.7    $249.6    $211.7
Operating profit                         19.5      10.5      34.0      18.4

Customer sales increased $17.2 and $37.9 for the third quarter and first nine months, respectively, of 1997, primarily due to higher sales at Douglas Dynamics and Sawhill Tubular, and the consolidation of the Greens Port Industrial Park. Higher customer sales at Douglas Dynamics reflected a significant improvement in snowplow and ice control product shipments primarily due to an expanded sales network and the introduction of new products. Higher sales at Sawhill were a result of volume increases along most major product lines. Greens Port recorded revenues of $5.4 in the first nine months of 1997 from loading dock fees and rental of land and buildings. Greens Port revenues were not included in the segment last year.

Douglas Dynamics' and Sawhill's operating profit were substantially higher in 1997 than 1996. Douglas Dynamics' results improved due to manufacturing efficiencies achieved during the year and reduced operating expenses following the decision in 1996 to exit certain unprofitable product lines. The increase in Sawhill's profits was also driven by lower costs and higher yields. This segment's operating profit in the first nine months of 1997 included $4.6 from Greens Port, including $1.1 for a gain on the sale of land.

Outlook: Based on the assumption of an average snowfall this coming winter, Douglas Dynamics' snowplow shipments are expected to be somewhat lower next season. Sawhill Tubular's sales and profitability next year are expected to exceed 1997's levels due to anticipated continued higher volumes and lower costs.


ARMCO FINANCIAL SERVICES GROUP (AFSG)
-------------------------------------
In March 1997, a group of international insurance companies, previously affiliated with AFSG and sold in 1991, filed an application for voluntary liquidation in the United Kingdom. NNIC is currently investigating its exposure with respect to reinsurance transactions entered into with these companies. Armco believes that its investment in AFSG will not be materially affected as a result of pending claims, contingent liabilities or other matters related to AFSG.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 1997, Armco had $279.9 of cash and cash equivalents compared to $168.9 at December 31, 1996. Cash and cash equivalents increased $111.0 during the first nine months of 1997, primarily due to the issue, in September 1997, of $150.0 principal amount of 9% Senior Notes Due 2007 and $31.6 of cash generated by operations; partially offset by capital expenditures of $25.5, preferred stock dividends of $13.4 and principal payments on debt of $34.8.

Proceeds from the senior notes issued in September 1997 will be used in October 1997 to redeem $100.0 of Armco's 11-3/8% Senior Notes Due 1999 at 102% and $20.0 of its 9.20% Debentures Due 2000 at par. In addition, in October 1997 Armco issued a notice of redemption for $28.5 of its 8.50% Debentures Due 2001 at par.

In addition to cash on hand, Armco has a receivables credit facility with a commitment of up to $120.0 for borrowings and letters of credit. Under this facility, Armco Funding Corporation, a wholly owned subsidiary to which Armco sells substantially all of its receivables, may borrow, depending on its available borrowing base and the amount of letters of credit outstanding, up to $120.0 secured by those receivables. In addition, Armco can borrow up to $50.0 under a credit facility secured by certain of its inventories. At September 30, 1997, while no borrowings were outstanding under either facility, Armco had outstanding $63.8 of letters of credit and $92.6 was available for borrowing under both facilities.

Armco anticipates cash outlays during the remainder of the year of $15.0 to $20.0 for capital expenditures and approximately $150.0 for debt redemption, including retirement of the debt issues described above. During this period, working capital, particularly receivables and inventories, are expected to decrease to levels more in line with the end of last year. During 1998, capital expenditures are expected to be approximately $60.0, while debt maturing in the year will total about $13.0. Armco expects that these expenditures will be paid out of existing cash balances and cash generated from operations.

On October 24, 1997, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative Convertible Preferred Stock, Class A, and $.90625 per share on the $3.625 Cumulative Convertible Preferred Stock, Class A, each payable December 31, 1997 to shareholders of record on November 28, 1997. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable January 2, 1998 to shareholders of record on November 28, 1997. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and inventory credit facility.


FORWARD LOOKING STATEMENTS
--------------------------
Certain statements made in this Management's Discussion & Analysis of the Condensed Consolidated Financial Statements and in the Notes to Condensed Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the foregoing paragraphs entitled "Outlook" and ARMCO FINANCIAL SERVICES GROUP
                                            ------------------------------
(AFSG), and in Note 7 relating to contingencies.
------
As discussed in its Form 10-K for the year ended December 31, 1996, Armco cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by management. These factors include, but are not limited to, the following: risks of a downturn in the general economy or in the highly cyclical steel industry; changes in demand for Armco's products; unplanned plant outages, equipment failures or labor difficulties; actions by Armco's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in U.S. trade policy and actions respecting imports; disruptions in the supply of raw materials and changes in application or scope of environmental regulations applicable to Armco.

                                  ARMCO INC.
                                SEGMENT REPORT
                                 (Unaudited)
(Dollars in millions)
                                     1997                    1996
                              -----------------    -------------------------
                              3rd    2nd    1st    4th    3rd    2nd    1st
                              Qtr.   Qtr.   Qtr.   Qtr.   Qtr.   Qtr.   Qtr.
                             ------ ------ ------ ------ ------ ------ ------
Specialty Flat-Rolled Steels:
  Customer sales             $365.4 $402.9 $375.0 $322.5 $350.5 $376.1 $372.1
  Operating profit             20.7   22.3   22.4   21.4   19.3   12.2   20.0

Fabricated Products:
  Customer sales               95.9   87.4   66.3   91.1   78.7   74.7   58.3
  Special charges               -      -      -     (8.8)   -      -      -
  Operating profit             19.5   11.9    2.6    4.4   10.5    6.4    1.5

Corporate general              (6.2)  (6.2)  (5.8)  (2.6)  (5.6)  (6.4)  (6.4)
------------------------------------------------------------------------------
Total operating profit         34.0   28.0   19.2   23.2   24.2   12.2   15.1

Interest income                 2.5    2.4    2.5    2.1    2.2    2.8    3.0
Interest expense               (9.5)  (8.5)  (8.7)  (8.8)  (9.0)  (9.3)  (9.2)
Sundry other - net              3.2   (0.6)  (3.4)  (2.8)  (7.2)  (9.5)  (1.6)
------------------------------------------------------------------------------
Income (loss) before
  income taxes                 30.2   21.3    9.6   13.7   10.2   (3.8)   7.3

Provision for income taxes     (0.5)  (1.1)  (0.2)  (0.5)  (0.3)  (0.2)  (0.4)
------------------------------------------------------------------------------
Income (loss) from
  continuing operations        29.7   20.2    9.4   13.2    9.9   (4.0)   6.9

Discontinued operations -
  Gain on sale of Aerospace
  and Strategic Materials       -      1.3    -      -      6.5    -      -
Extraordinary loss on
  retirement of debt           (3.0)   -      -      -      -      -      -
------------------------------------------------------------------------------
Net income (loss)            $ 26.7 $ 21.5 $  9.4 $ 13.2 $ 16.4 $ (4.0)$  6.9
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

Part II. Other Information


Item 1.  Legal Proceedings
         -----------------

There are various claims pending against Armco and its subsidiaries involving product liability, patent, reinsurance and insurance arrangements, environmental, antitrust, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended December 31, 1996 (the Form 10-K) and Armco's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997 (the Form 10-Qs). The following summarizes significant developments in previously reported matters and any material claims asserted since June 30, 1997:

In the Larry B. Ricke, Trustee v. Armco action, the parties have reached a
       --------------------------------
tentative settlement agreement. The trustee of Reserve Mining Company's pension plan filed this action to recover approximately $9.2 million, plus interest, of nonguaranteed pension benefits.

In the Fultz Landfill Superfund action, Armco has reached a tentative settlement with the USEPA to resolve USEPA claims of nearly $7 million for oversight costs. Armco will continue its lawsuit for contribution from other parties that sent waste to the Fultz Landfill.

The total liability on all claims described above, under ITEM 3. LEGAL PROCEEDINGS in the Form 10-K or under Item 1 in the Form 10-Qs is not determinable; but, in the opinion of management, the ultimate liability resulting will not materially affect the consolidated financial condition or liquidity of Armco and its subsidiaries; however, it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

A.        The following is an index of the exhibits included in the Form 10-Q:

          Exhibit 11     Computation of Earnings Per Common Share

B. The following Report on Form 8-K was filed by Armco during the quarter ended September 30, 1997:

          Report Date                         Description
          -----------                         -----------

          August 22, 1997                Reporting that Armco announced plans
                                         to issue $150 million of Senior Notes
                                         maturing in 2007, in a private
                                         placement pursuant to Rule 144A under
                                         the Securities Act of 1933, as
                                         amended.

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




Date      October 31, 1997               /s/ Jerry W. Albright
      -----------------------            --------------------------------
                                         Jerry W. Albright
                                         Vice President and Chief
                                           Financial Officer


Date     October 31, 1997                /s/ John N. Davis
      -----------------------           ---------------------------------
                                         John N. Davis
                                         Vice President and Controller