Form 10-K405
period 1997-12-31
ARMCO INC
filed 1998-03-17
CIK 7383

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1997
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
      Class A Preferred Stock, without par value New York Stock Exchange Class B Preferred Stock, $1 par value each New York Stock Exchange
      Common Stock, $.01 par value each/             New York Stock Exchange
      Rights to Purchase Participating Preferred
        Stock of Class A Preferred Stock             New York Stock Exchange
      9% Senior Notes, due 2007                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                    -----      -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of Armco Inc. (assuming solely for purposes of this Form, that all members of registrant's Board of Directors are "affiliates") was approximately $739,157,803 as of February 27, 1998.

     As of the close of business on February 27, 1998, there were 107,843,544 shares of Common Stock outstanding.
Documents incorporated by reference herein include:

     Annual Report to Shareholders for the year ended December 31, 1997 -- Parts I, II, and IV of this report.
     Proxy Statement for the 1998 Annual Meeting of Shareholders filed with the Commission under Rule 14a-6 of the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders -- Part III of this report.

                                PART I


ITEM 1.      BUSINESS

General

     Armco Inc. ("Armco" or the "Company") was incorporated as an Ohio corporation in 1917 as a successor to a New Jersey corporation incorporated in 1899. Armco is the largest domestic producer of stainless sheet and strip and electrical steels, based on tons shipped. Armco's Sawhill Tubular Division manufactures a wide range of steel pipe and tubing products for use in the construction, industrial and plumbing fields. The Company also owns Douglas Dynamics, L.L.C. ("Douglas Dynamics"), the largest North American manufacturer of snowplows for four-wheel drive pick-up trucks.

     Armco's strategic objective is to enhance its position as a leading domestic producer of specialty flat-rolled steels by focusing on its strong market position, especially in the automotive chrome and electrical steel markets. Armco intends to strengthen its position in these markets by continuing to focus on its core specialty steel business, by utilizing its recently upgraded and improved facilities to produce higher quality products and by providing improved customer service.

Business Segments

     The Company operates in two business segments: Specialty Flat-Rolled Steels and Fabricated Products. Information on the amounts of revenue, operating results and identifiable assets attributable to each of Armco's business segments, set forth in Note 8 of the Notes to Financial Statements in Armco's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated by reference herein.

     Additional information about Armco's business segments is set forth in Management's Discussion and Analysis in Armco's Annual Report to Shareholders for the year ended December 31, 1997, which is incorporated by reference herein.

Specialty Flat-Rolled Steels Segment

     Armco's Specialty Flat-Rolled Steels businesses produce and finish flat-rolled stainless, electrical and carbon steels at manufacturing operations located in Butler, Pennsylvania, and Coshocton, Dover, Mansfield and Zanesville, Ohio. The Butler and Mansfield Operations produce both semi-finished and finished stainless and electrical steels in sheet and hot band form. The Coshocton Operations finish stainless steel in sheet and strip form and the Zanesville Operations finish stainless and electrical sheet and strip. In addition, until the end of 1997, the Mansfield Operations produced commodity grades of carbon steel sheet, most of which was coated at a galvanizing facility at the Dover Operations. Currently, Dover is buying carbon steel for its galvanizing operations from other sources. The segment also includes the results of European trading companies that buy and sell steel and manufactured steel products.

     The stainless and electrical steel industry is a relatively small but distinct segment of the overall steel industry that represented approximately 2.4% of domestic steel tonnage but accounted for approximately 14% of domestic steel revenues in 1997. These steels differ from basic carbon steel by their metallurgical composition. Electrical steels have properties that make them desirable in the generation and distribution of electricity. Stainless steels are made with a high alloy content, which permits their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Unlike high-volume carbon steel, stainless and electrical steels are generally produced in relatively small quantities utilizing special processing techniques designed to meet more exacting specifications and tolerances. Stainless and electrical steel products sell at higher prices and generate higher average profit margins than carbon steel products.

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

     Armco expects that long-term demand for stainless steel will continue to grow due to increasing use in the manufacture of consumer durable goods and industrial applications. Per capita stainless steel usage in many developed countries significantly exceeds per capita usage in the United States and Armco believes that this is an indication of the growth potential of demand for stainless steel in the United States. In addition, the 1990 amendments to the Clean Air Act have resulted in the increasing use of corrosion-resistant materials in a number of applications for which stainless steel is well suited, including industrial pollution control devices and motor vehicle exhaust systems for use in the United States, where Armco now has the leading market share. Another factor that Armco believes will affect demand positively is the increasing issuance of new car bumper-to-bumper warranties and the use of stainless steel in passenger restraint systems and other functional components.

     Armco produces flat-rolled stainless steel and electrical steel sheet and strip products that are used in a diverse range of consumer durables and industrial applications. During the last three years, approximately 77% of Armco's sales of specialty flat-rolled steel has been finished stainless and electrical steels, 11% has been specialty semi-finished and 10% has been carbon steel. The remaining sales in this segment of Armco's business are primarily related to the foreign subsidiaries that buy, warehouse, and sell specialty steel products. Major markets served are industrial machinery and electrical equipment, automotive, construction and service centers.

     Armco is the leading producer of chrome stainless grades used primarily in the domestic market for automotive exhaust components. Stainless steel, which formerly was not used in parts of the exhaust system other than the catalytic converter, is now used in the entire exhaust system, from manifold to tailpipe, by many auto manufacturers. Armco has developed a number of specialty grades for this application. Armco is also known for its "bright anneal" finish utilized for automotive and appliance trim and chrome grades used for cutlery, kitchen utensils, scissors and surgical instruments. Specialty chrome nickel grades produced by Armco are used in household cookware, restaurant and food processing equipment and medical equipment. Other Armco stainless products include functional stainless steel manufactured for automotive, agricultural, heating, air conditioning and various industrial uses.

     Armco is the only United States manufacturer of a complete line of flat-rolled electrical steel products. It is also the only domestic manufacturer utilizing laser scribing technology. In this process, the surface of electrical steel is etched with high-technology lasers that refine the magnetic domains of the steels, resulting in superior electrical efficiency. Major electrical product categories are: Regular Grain Oriented ("RGO"), used in the cores of power and distribution transformers; Cold Rolled Non-

Oriented ("CRNO"), used for electrical motors, generators and lighting ballasts; and TRAN COR[registered trademark]H, which is used in power transformers and is the only high permeability electrical steel made domestically.

     Additionally, Armco produces a full range of hot-dipped galvanized products primarily for use in the heating, ventilation and air conditioning ("HVAC") market.

     Armco's order backlog for its Specialty Flat-Rolled Steels segment was $188.5 million at December 31, 1997, and $205.8 million at December 31, 1996. The decrease in 1997 was due to a reduction in carbon steel volume and lower stainless and electrical steel prices. While substantially all of the orders on hand at year-end 1997 are expected to be shipped in 1998, such orders, as is customary in the industry, are subject to modification, extension or cancellation.

     Armco's specialty steelmaking operations are located in Pennsylvania and Ohio, which permits cost-efficient materials flow between plants. Armco's Butler, Pennsylvania facility, which is situated on 1,300 acres with 3.2 million square feet of buildings, continuously casts 100% of its steel. At Butler, melting takes place in three 175-ton electric arc furnaces that feed the world's largest (175-ton) argon-oxygen decarburization unit and a 175-ton vacuum degassing unit for refining molten metal that, in turn, feed two double strand continuous casters. The melt capacity at Butler is approximately 950,000 cast tons. Butler operates a hot-strip mill, anneal and pickle units and two fully-automated tandem cold-rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

     The finishing plant in Coshocton, Ohio, located on 650 acres, is housed in a 600,000 square-foot plant and has three Sendzimer mills and two z-high mills for cold reduction, four anneal and pickle lines, stack annealing furnaces, three bright anneal lines and other processing equipment, including temper rolling, slitting and packaging facilities.

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

Fabricated Products Segment

     The businesses currently included in the Fabricated Products segment are described below:

     -- Douglas Dynamics is the largest North American manufacturer of snowplows for four-wheel drive pick-up trucks. Douglas Dynamics, which is headquartered in Milwaukee, Wisconsin, and has manufacturing plants in Rockland, Maine, Milwaukee, Wisconsin and Johnson City, Tennessee, sells its snowplows and ice control products under the names Western and Fisher through independent distributors in the United States and Canada.

     -- Sawhill Tubular manufactures a wide range of steel pipe and tubular products for use in the non-residential construction, industrial, plumbing and heating markets at plants in Sharon and Wheatland, Pennsylvania and Warren, Ohio.

     -- Greens Port Industrial Park consists of 500 acres on the Houston Ship Channel and leases land, buildings and rail car storage facilities to third parties and operates a deep water loading dock on the channel.

     Armco's order backlog for its Fabricated Products segment was $24 million at December 31, 1997 and $34 million at December 31, 1996. The 1997 backlog included backordered snowplow and ice control products. The backlog orders decreased this year as production kept pace with demand for snowplow and ice control products. While substantially all of the orders in hand at year-end 1997 are expected to be shipped in 1998, such orders, as is customary in these industries, are subject to modification, extension or cancellation.

Employees

     At December 31, 1997, Armco had approximately 6,000 employees. Most of Armco's domestic production and maintenance employees are represented by international, national or independent local unions, although some operations are not unionized.

Competition

     The Company faces intense competition from domestic and foreign steel producers, foreign producers of components and other products and manufacturers of competing products other than steel, including aluminum, plastics, composites and ceramics. Competition is based primarily on price, with factors such as reliability of supply, service and quality also being important in certain segments.

     In addition to existing competition, a carbon steel company has announced plans to enter the specialty steel market. In late 1996, AK Steel Corporation, an integrated steel company, announced plans to build a steel finishing facility in Rockport, Indiana that will include equipment capable of processing specialty steel. When completed, this facility will provide AK Steel with substantial stainless steel processing and finishing capacity. Increases in the production capacity and efficiency of AK Steel and other domestic producers, together with possible new entrants into the specialty steel market, are expected to result in intensified competition that could exert downward pressure on price and market share.

     Armco's competitors in the domestic galvanized carbon steel market include many of the large integrated and mini-mill flat rolled producers. Since 1989, significant flat-rolled mini-mill capacity has been constructed and these mini-mills now compete with integrated domestic steel producers in most flat-rolled steel markets. Mini-mills generally rely on less capital-intensive hot metal sources, have smaller, non-unionized workforces resulting in lower employment costs per ton shipped and are relatively free of many of the employee, environmental and other obligations that have traditionally burdened non-mini-mill steel producers. There is significant flat-rolled and galvanized capacity under construction or announced with various planned commissioning dates in the next several years. Given the increased competition that is expected as the new capacity comes on line, the Company decided to eliminate production of carbon steel products at its Mansfield Operations. Armco's Dover Operations, which previously used carbon steel produced at Mansfield, is purchasing carbon steel from other sources.

     Competition is also presented by foreign producers. Some of these foreign producers have lower labor costs and are subsidized by their governments. Their decisions with regard to production and sales may be influenced more by political and social considerations than prevailing market forces. Many foreign steel producers continue to ship into the United States market despite decreasing profit margins. Depending on a number of market factors, including the strength of the dollar, import levels, and the effectiveness of U.S. trade laws, pricing of the Company's products could be adversely affected.

     Low-priced foreign imports of specialty steels were at record high volumes for 1997, adversely affecting volume and pricing experienced by domestic companies like Armco. As a result, industry trade groups are gathering data to determine whether there are grounds for trade cases against some foreign producers. However, no trade cases have been filed to date and there can be no assurance of the outcome if cases are filed.

Raw Materials and Energy Sources

     Raw materials represent a major component of production costs in the steel industry. The principal raw materials used by Armco in the production of steels are iron and carbon steel scrap, chrome and nickel and their ferroalloys, stainless steel scrap, silicon, molybdenum and zinc. These materials are purchased in the open market from various outside sources.
Since much of this purchased raw material is not covered by long-term contracts, availability and price are subject to world market conditions. Chrome, nickel and certain other materials in mined alloy form can be acquired only from foreign sources, many of them located in developing countries that may be subject to unstable political and economic conditions that might disrupt supplies or affect the price of these materials. A significant portion of Armco's chrome and nickel requirements, however, is obtained from stainless steel scrap rather than mined alloys. While certain raw materials have been in short supply from time to time, Armco currently is not experiencing and does not anticipate any problems obtaining appropriate materials in amounts sufficient to meet its production needs. Armco also uses large amounts of electricity and natural gas in the manufacture of its products. It is expected that such energy sources will continue to be reasonably available in the foreseeable future.

Environmental Matters

     A discussion of environmental matters is incorporated herein by reference from pages 23, 29 and 37 under the captions "Environmental Matters", "Environmental Liabilities" and "Litigation and Environmental Matters", respectively, of the Annual Report to Shareholders for the year ended December 31, 1997.

Research and Development

     Armco carries on a broad range of research and development activities aimed at improving its existing products and manufacturing processes and developing new products and processes. Armco's research and development activities are carried out primarily at a central technology center located in Middletown, Ohio. This center is engaged in applied materials research related to iron and steel, non-ferrous materials and new materials. In addition, the materials and metallurgy departments at each operating unit develop and implement improvements to products and processes that are directly connected with the activities of such operating unit. Armco spent $15.3 million, $13.1 million and $14 million, respectively, on research in the years 1997, 1996 and 1995.

Discontinued Operations

Armco Financial Services Group ("AFSG")

     AFSG consists of insurance companies that have ceased writing new business and are being liquidated. These companies have not written any new business for retention except for an immaterial amount of guaranteed renewable accident and health business since 1986. The number of policyholders of this business has decreased from approximately 4,000 at December 31, 1986 to 870 at December 31, 1996 and 713 at December 31, 1997.

     Claims are paid from AFSG's investment portfolio and the related investment income from such portfolio. The portfolio had a market value of $174.9 million at December 31, 1997. AFSG believes the existing invested assets, related future income and other assets will provide sufficient funds to meet all future claims payments.

     AFSG estimates that 67% of future claims will be paid in the next five years and that substantially all of the claims will be paid by the year 2017. The ultimate amount of the claims as well as the timing of the claims payments are estimated based on the annual review of loss reserves performed by AFSG's independent and consulting actuaries. While there have been no charges recorded with respect to these companies since 1990, in the future there may be further adverse developments with respect to the AFSG companies, which, if not otherwise offset through favorable commutations or other actions, will require additional charges to income. Armco does not believe that any such charges would have a material adverse effect on its liquidity or financial condition.

     There are various pending matters relating to litigation, arbitration and regulatory affairs arising out of the runoff operations of AFSG companies, including matters related to Northwestern National Insurance Company ("NNIC"), a runoff company involved in, among other matters, litigation with respect to certain reinsurance programs.

     In March, 1997 a group of international companies, previously affiliated with AFSG and sold in 1991, filed an application for voluntary liquidation in the United Kingdom. NNIC is currently investigating its exposure with respect to transactions entered into with these companies. Armco believes that its investment in AFSG will not be materially affected as a result of pending claims, contingent liabilities or matters related to this matter.

ITEM 2.      PROPERTIES

     Armco owns and leases property primarily in the United States. This property includes manufacturing facilities, offices and undeveloped property. The locations of Armco's principal plants and materially important physical properties are described in "ITEM 1. BUSINESS". Armco believes that all its operating facilities are being adequately maintained and are in good operating condition.

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

     Reserve Mining Litigation.  In August 1992, an action styled Warner,
      --------------------------                                   -------
Donovan, et al. v. Armco was filed in the U.S. District Court, District of
------------------------
Minnesota by members of the United Steelworkers of America ("USWA") who declined to participate in the USWA v. Armco settlement. The complaint
                               -------------
alleges breaches of the Basic Labor Agreement, Supplemental Unemployment Benefit Plan ("SUB"), Insurance Agreement, Pension Agreement and Program of Hospital-Medical Benefits for Pensioners and Surviving Spouses and sought an unspecified amount of damages. On February 17, 1993, the Court granted Armco's motion to dismiss plaintiffs' state law claims. The plaintiffs' claims based on the labor agreements remained pending. Plaintiffs filed an amended complaint, in response to which Armco filed a motion to dismiss certain claims therein. On October 22, 1993, the Court granted Armco's motion. On November 8, 1993, Armco filed an answer to the allegations in the amended complaint not subject to the motion to dismiss. The court ordered that the claims of the Warner plaintiffs for pension benefits in addition to
                       ------
those guaranteed by the Pension Benefit Guaranty Corporation ("PBGC") may be brought only in the Ricke case, discussed below. Further, as a result of the
                    -----
Court's decision in Ricke concerning non-PBGC guaranteed pension benefits, the
                    -----
only claims that remained in Warner were for welfare benefits (e.g., medical
                             ------
benefits, SUB benefits, life insurance benefits, vacation pay, etc.) under collective bargaining agreements. The parties agreed to settle all claims on December 30, 1997. Final settlement agreements are being prepared for execution by each plaintiff. The case will be dismissed with prejudice upon execution of the agreements by all parties.

     On April 25, 1994, an action entitled Larry B. Ricke, Trustee v. Armco
                                           --------------------------------
was filed in the United States District Court for the District of Minnesota by the Trustee appointed by the Pension Benefit Guaranty Corporation for the purpose of recovering from Reserve Mining Company ("Reserve") assets to satisfy Reserve's liability for pension benefit entitlements which were in addition to those guaranteed by the PBGC. The complaint alleged that Armco was liable for the unfunded nonguaranteed benefits under the Pension Plan of Reserve in the amount of $9.2 million plus interest. The pension benefits which were the subject of this action were part of the class settlement of USWA v. Armco. Approximately 1,500 members of the class signed individual
-------------
releases (19 members who did not were plaintiffs in Warner) releasing Armco
                                                    ------
from all claims, liabilities, etc. based upon or which arose out of any Reserve Employee Pension Benefit Plan. Armco filed a motion to dismiss the complaint on the basis of said releases, which the court denied on March 28, 1995. Armco filed a motion seeking interlocutory appellate review. This motion was granted on June 6, 1995. The U.S. Court of Appeals affirmed the District's Court's decision denying Armco's motion for summary judgment on August 13, 1996. Armco filed a petition for rehearing on September 26, 1996, which was denied on October 21, 1996. The parties in the Ricke action agreed
                                                          -----
to a settlement of all issues on November 3, 1997. The case has been dismissed with prejudice and the matter is concluded.

     Cornerstones Litigation.  An action was filed by Cornerstones Municipal
     ------------------------
 Utility District ("Cornerstones") and William St. John, as representative of a class of owners of real property situated within Cornerstones, in the District Court of Harris County, Texas, in July 1989, seeking damages in excess of $40 million for allegedly defective pipe supplied by Armco Construction Products for a sanitary sewer system in three residential subdivisions. In May 1991, the Cornerstones plaintiffs amended their petition
                                ------------
to add owners of some 1,500 residences within the Kingsbridge Municipal Utility District ("Kingsbridge"). Subsequently, the Kingsbridge claims were
                                                     -----------
severed into a separate action. In January 1992, the trial court granted Armco's motion for summary judgment, dismissing all claims asserted by the Cornerstones plaintiffs as barred by the statute of limitations. In January
------------
1993, the Court of Appeals reversed the dismissal. Upon Armco's petition, the Supreme Court of Texas reversed and summary judgment in favor of Armco was reinstated by the Court of Appeals in November 1994. In March 1995, the Cornerstones plaintiffs sought writ of error to the Supreme Court of Texas.
------------
On May 11, 1995, the Supreme Court of Texas denied plaintiffs' application for writ of error, concluding the

Cornerstones matter in favor of Armco.  On February 22, 1996, the District
------------
Court of Harris County granted summary judgment in favor of Armco in the severed Kingsbridge action. On April 10, 1996, an amended summary judgment
        -----------
order was entered by the District Court clarifying that summary judgment had been granted in favor of Armco and against only the claims of Kingsbridge and John Kepplinger, individually. A motion for class certification was denied by the court with respect to the claims of the remaining homeowners in the Kingsbridge District. The Kingsbridge homeowners have filed an appeal, which is currently pending before the Court of Appeals in Houston, Texas.

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
before the 127th District Court. On January 28, 1997, a majority of the homeowners in Irons were nonsuited and dismissed their claims against Armco.
              -----

     Environmental Proceedings.  Most environmental actions involving Armco
     -------------------------
relate to alleged contamination at off-site treatment and disposal sites. Other claims sometimes arise from contractual obligations for properties Armco previously owned or leased and from regulatory actions. In most of these cases, Armco is one of several hundred companies who have been identified as potentially responsible parties ("PRPs"). In a few instances, Armco is one of only a few parties or is alleged to be solely liable. It is routinely asserted that joint and several liability will be applied in such cases; thus, a single party could be held liable for all costs related to a site. However, Armco's experience has been that liability is apportioned on the basis of volume and/or toxicity of materials sent to a site and Armco expects that any ultimate liability will be apportioned among Armco and other financially viable parties. Armco intends to assert all meritorious legal and equitable defenses that are available to it with respect to environmental matters.
Based on Armco's analysis of the claims against it for contamination, including the presence of other PRPs, Armco's experience in resolving similar claims, and in some instances the type of contamination and expected remediation costs, Armco does not believe that its liability, if any, for these claims will materially impact its consolidated financial position or liquidity. However, it is possible that due to fluctuations in Armco's operating results, future developments with respect to such matters could have a material effect on the results of operations in future interim or annual periods. See information on Environmental Matters set forth on pages 23, 29 and 37 under the respective captions "Environmental Matters", "Environmental Liabilities" and "Litigation and Environmental Matters" of the Annual Report to Shareholders for the year ended December 31, 1997.

     On July 21, 1995, the Department of Justice ("DOJ") filed a complaint in the U.S. District Court for the Southern District of Ohio alleging Armco's liability for remediation costs at the Fultz Landfill Superfund Site in Byesville, Ohio. In late 1996 Armco filed a third-party complaint against eight other PRPs. Armco has entered into a settlement with the DOJ and the United States Environmental Protection Agency which resolves Armco's liability regarding this matter.

     On February 27, 1995, the Ohio Environmental Protection Agency ("OEPA") issued a Notice of Violation ("NOV") to Armco's Zanesville, Ohio operations alleging noncompliance with both a 1993 Order and various state regulations regarding hazardous waste management. Armco is working with OEPA to achieve final resolution of this matter. No proposed penalties were included in the NOV and Armco cannot reasonably estimate potential penalties, if any, based on current information.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of Armco during the fourth quarter of the year ended December 31, 1997.


Executive Officers of Armco

     The executive officers of Armco as of March 17, 1998, were as follows:

                                                                           Years
                  Age as of                                 Tenure in    of Service
Name            March 17, 1998        Office                 Office(1)   with Armco
----            ---------------       ------                -----------   ----------
James F. Will        59         Chairman, President and
                                Chief Executive Officer        1994 (2)      6

Jerry W. Albright    61         Vice President and
                                Chief Financial Officer        1997          1

James L. Bertsch     54         Vice President and Treasurer   1989         32

John B. Corey        54         Vice President, President -    1994         19
                                Douglas Dynamics, L.L.C.

John N. Davis        39         Vice President and Controller  1996          6

Gary R. Hildreth     59         Vice President, General Counsel
                                and Secretary                  1993         27

Gary L. McDaniel     51         Vice President - Operations    1996          5

M. Dennis McGlone    48         Vice President - Commercial    1996          6

Pat J. Meneely       46         Vice President - Information
                                and Organizational
                                Effectiveness                  1995          3

DeWayne W. Tuthill   61         Vice President - Purchasing,
                                Materials Management and
                                Coated Products                1998 (3)      0
------------------------



     (1) All officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified. Each of the officers named above has held responsible positions with Armco or its subsidiaries during all of the past five years, with the exceptions of Messrs. Albright, Meneely and Tuthill. Prior to joining Armco, Mr. Albright was a consultant and small business owner. Prior to that he was Assistant to the President of Armco Inc. and prior to that he was Vice President and Chief Financial Officer of Cyclops Industries, Inc. Immediately prior to joining Armco, Mr. Meneely worked as an executive consultant and held executive positions with Sara Lee Hosiery and Wheeling-Pittsburgh Steel Corporation (a manufacturer of steel). Mr. Tuthill previously served as Group Executive Vice President at Wheeling-Pittsburgh Steel Corporation since October of 1995. Having been with Wheeling-Pittsburgh since 1989, Mr. Tuthill also held the positions of executive vice president of operations and vice president - purchasing, traffic and raw materials.

     (2) Effective February 1, 1996, Mr. Will was elected Chairman of the Board in addition to the positions of President and Chief Executive Officer.

     (3)     Effective January 1, 1998, Mr. Tuthill was elected Vice President
- Purchasing, Materials Management and Coated Products.

                                PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

     Armco's common stock is sold principally on the New York Stock Exchange. At February 27, 1998, there were 20,980 common stock shareholders of record. Other information required by this item is incorporated herein by reference from pages 35 and 39 of the Annual Report to Shareholders for the year ended December 31, 1997.

ITEM 6.      SELECTED FINANCIAL DATA


(In millions, except per share amounts)

                                           1997      1996      1995      1994     1993
                                           ----      ----      ----      ----     ----
Net sales                              $1,829.3  $1,724.0  $1,559.9  $1,437.6 $1,664.0
Special charges - net (2)                    --      (8.8)       --     (35.0)  (165.5)
Income (loss) from continuing
     operations                            77.1      26.0      23.5      65.8   (247.5)
Income (loss) per common share
     from continuing operations (3)        0.55      0.08      0.05      0.46    (2.56)
Total assets                            1,881.3   1,867.8   1,896.6   1,934.9	   1,904.7
Long-term debt and lease obligations      306.9     344.3     361.6     363.8     379.7
Long-term employee benefit obligations  1,178.1   1,200.2   1,165.9   1,221.9   1,249.9
Class B common stock of subsidiary (4)       --        --        --        --       9.7

-------------------------------

     (1) The information in this Item should be read in conjunction with Armco's financial statements and the notes thereto, which are incorporated by reference in Item 8.


     (2) Special charges primarily relate to the shutdown, sale and/or rationalization of operating facilities.

     (3)     Basic and diluted earnings per share are equal.

     (4) The Class B common stock was issued by Eastern Stainless prior to Armco's acquisition of this 84%-owned former subsidiary of Cyclops Industries, Inc. In 1994, Eastern Stainless reached a decision to sell substantially all of its assets and, as a result, Armco stopped consolidating the results of Eastern Stainless. The asset sale was completed on March 14, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information required by this Item is incorporated herein by reference from pages 18-23 following the caption "Management's Discussion and Analysis" of the Consolidated Financial Statements in the Annual Report to Shareholders for the three years ended December 31, 1997.

Other

     Certain statements made or incorporated by reference in this Form 10-K, or made in press releases or in oral presentations made by Company employees, reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the paragraphs entitled Outlook for 1998, Armco Financial Services Group (AFSG), Liquidity And Capital Resources, Environmental Matters and The Year 2000 Issue in the section entitled Management's Discussion and Analysis and in the Letter to Shareholders contained in the Annual Report to Shareholders and in Note 1, Summary of Significant Accounting Policies, relating to Concentration of Credit Risk;
Note 9, Litigation and Environmental Matters; and Note 11, Discontinued Operations, relating to AFSG in the Notes to Consolidated Financial Statement in the Annual Report to Shareholders incorporated herein by reference.

     Armco cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by management. These factors include, but are not limited to, the following: risks of a downturn in the general economy or in the highly cyclical steel industry; changes in demand for Armco's products; unplanned plant outages, equipment failures or labor difficulties; actions by Armco's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in U.S. trade policy and actions respecting imports; disruptions in the supply of raw materials; actions by reinsurance companies with which AFSG does business or foreign or domestic insurance regulators; and changes in application or scope of environmental regulations applicable to Armco.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The information required by this Item is incorporated herein by reference from pages 24-38 of the Annual Report to Shareholders for the year ended December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to executive officers of Armco is contained in Part I of this report under "Executive Officers of Armco" and is incorporated herein by reference. The information required as to directors is incorporated herein by reference from the information set forth under the caption "ELECTION OF DIRECTORS" in the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").


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

     None.

                                 PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

I.   Documents Filed as a Part of this Report


A.   Financial Statements and Financial Statement Schedules            Page
                                                                       ----

1.   Consolidated Statements of Income for the Years Ended December 31,
     1997, 1996 and 1995                                                  *

2.   Consolidated Balance Sheets as of December 31, 1997 and 1996         *

3.   Consolidated Statements of  Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995                                     *

4.   Notes to Financial Statements                                        *

5.   Independent Auditors' Report                                         *

6.   Responsibility for Financial Reporting                               *

----------------

* Incorporated in this Annual Report on Form 10-K by reference to pages 24-38 of the Annual Report to Shareholders for the year ended December 31, 1997.


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

10(a).    Deferred Compensation Plan for Directors*

10(b).    1993 Long-Term Incentive Plan of Armco Inc. (3)*

10(c).    Amended Severance Benefit Agreement

10(d).    1988 Restricted Stock Plan (4)*

10(e).    Executive Supplemental Deferred Compensation Plan Trust (5)*

10(f).    Executive Supplemental Deferred Compensation Plan (6)*

10(g).    Pension Plan for Outside Directors (7)*

10(h).    Key Management Severance Policy (8)*

10(i).    Minimum Pension Plan (9)*

10(j).    Stainless Steel Toll Rolling Services Agreement (10)

10(k).    Rights Agreement dated as of February 23, 1996 between Armco Inc.
and Fifth Third Bank (11)

13. Annual Report to Shareholders for the year ended December 31, 1997. (Filed for information only, except for those portions that are specifically incorporated in this Form 10-K Annual Report for the year ended December 31, 1997.)

21.       List of subsidiaries of Armco Inc.

23.       Independent Auditors' Consents

27.       Financial Data Schedule

99.       Description of Armco Capital Stock

     The annual reports (Form 11-K) for the year ended December 31, 1997 for the Armco Inc. Retirement and Savings Plan and the Armco Inc. Thrift Plan for Hourly Employees will be filed by amendment as exhibits hereto, as permitted under Rule 15d-21.

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

----------------------

   (1) Incorporated by reference from Exhibit 3.1 to Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

   (2) Incorporated by reference from Exhibit 3.2 to Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

   (3) Incorporated by reference from Exhibit 10 to Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

   (4) Incorporated by reference from Exhibit 10(i) to Armco's Annual Report on Form 10-K for the year ended December 31, 1988 (SEC File No. 001-00873).

   (5) Incorporated by reference from Exhibit 10(b) to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (SEC File No. 001-00873).

   (6) Incorporated by reference from Exhibit 10(c) to Armco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (SEC File No. 001-00873).

   (7) Incorporated by reference from Exhibit 10(p) to Armco's Annual Report on Form 10-K for the year ended December 31, 1989 (SEC File No. 001-00873).

   (8) Incorporated by reference from Exhibit 10(p) to Armco's Annual Report on Form 10-K for the year ended December 31, 1990.

   (9) Incorporated by reference from Exhibit 10(r) to Armco's Annual Report on Form 10-K for the year ended December 31, 1991.

   (10) Incorporated by reference from Exhibit 10(s) to Armco's Annual Report on Form 10-K for the year ended December 31, 1993.

   (11) Incorporated by reference from Exhibit 10(p) to Armco's Form 10-K for the year ended December 31, 1995.

----------------------


II.      Reports on Form 8-K

         No reports on Form 8-K were filed by Armco since September 30, 1997.

                                     SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED AS OF MARCH 17, 1998.

                                     ARMCO INC.


                                     By   JAMES F. WILL
                                     -----------------------------------------
                                          James F. Will
                                          Chairman of the Board, President and
                                          Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF MARCH 17, 1998.

By     JAMES F. WILL                          By     DOROTHEA C. GILLIAM
--------------------------------------       -------------------------------
       James F. Will                                 Dorothea C. Gilliam
Chairman of the Board, President,                      Director
      Chief Executive Officer
        and Director



By        JERRY W. ALBRIGHT                   By     JOHN C. HALEY
--------------------------------------       ------------------------------
          Jerry W. Albright                          John C. Haley
         Vice President and                            Director
       Chief Financial Officer



By        JOHN N. DAVIS                       By    BRUCE E. ROBBINS
-------------------------------------       ------------------------------
          John N. Davis                             Bruce E. Robbins
    Vice President and Controller                     Director



By    PAULA H.J. CHOLMONDELEY                 By    BURNELL R. ROBERTS
-------------------------------------       ------------------------------
      Paula H.J. Cholmondeley                       Burnell R. Roberts
              Director                                  Director



By         DAVID A. DUKE                  By        JOHN D. TURNER
--------------------------------------      ------------------------------
           David A. Duke                            John D. Turner
            Director                                   Director

                            EXHIBIT INDEX

     The following is an index of the exhibits included in the Annual Report on Form 10-K.


10(c). Amended Severance Benefit Agreement

13. Annual Report to Shareholders for the year ended December 31, 1997. (Filed for information only, except for those portions that are specifically incorporated in this Form 10-K Annual Report for the year ended December 31, 1997.)

21.    List of subsidiaries of Armco Inc.

23.    Independent Auditors' Consents

27.    Financial Data Schedule

99.    Description of Armco Capital Stock

------------------------