Form 10-Q
period 1998-03-31
ARMCO INC
filed 1998-04-29
CIK 7383

                                  FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1998
                               --------------------------------------
                                           OR

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
                           Yes         No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at March 31, 1998:  107,848,181

                                   ARMCO INC.
                                     INDEX

                                                                         Pages

Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
             March 31, 1998 and December 31, 1997                            2

          Condensed Consolidated Statements of Income and
             Accumulated Deficit - Three Months Ended
             March 31, 1998 and 1997                                         3

          Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1998 and 1997                      4

          Notes to Condensed Consolidated Financial Statements             5-7

          Management's Discussion and Analysis of the Condensed
             Consolidated Financial Statements                            7-10

          Segment Report                                                    11


Part II.  Other Information

          Item 1.   Legal Proceedings                                       12

          Item 4.   Submission of Matters to a Vote of Security Holders     12

          Item 6.   Exhibits and Reports on Form 8-K                        13

          Signatures                                                        14

                                  ARMCO INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
(Dollars in millions)                          March 31,     December 31,
                                                 1998            1997
                                              ----------      ----------
ASSETS
Current assets
   Cash and cash equivalents                  $   126.6       $   189.9
   Short-term liquid investments                   10.0             5.0
   Receivables, less allowance for doubtful
      accounts                                    183.3           156.6
   Inventories (Note 2)                           283.7           268.0
   Other                                           10.8            17.9
------------------------------------------------------------------------
Total current assets                              614.4           637.4

Investments
   Investment in Armco Financial
      Services Group (Note 5)                      85.6            85.6
   Other, less allowance for impairment            30.0            30.3

Property, plant and equipment                   1,309.9         1,305.5
Accumulated depreciation                         (669.0)         (653.0)
------------------------------------------------------------------------
Property, plant and equipment - net               640.9           652.5

Deferred tax asset                                318.5           319.3
Goodwill and other intangible assets              135.9           137.4
Other assets                                       16.6            18.8
------------------------------------------------------------------------
Total assets                                  $ 1,841.9       $ 1,881.3
------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Trade accounts and notes payable           $   139.3       $   148.9
   Employment-related obligations                 117.8           126.4
   Other liabilities                               74.8            72.8
   Current portion of long-term debt                7.0            38.2
------------------------------------------------------------------------
Total current liabilities                         338.9           386.3

Long-term debt, less current portion              305.7           306.9
Long-term employee benefit obligations            928.8         1,178.1
Other liabilities                                 165.6           162.5
Commitments and contingencies (Note 5)
Shareholders' equity (deficit)
   Preferred stock - Class A                      137.6           137.6
   Preferred stock - Class B                       48.3            48.3
   Common stock                                     1.1             1.1
   Additional paid-in capital                     971.7           967.7
   Accumulated deficit                         (1,051.7)       (1,305.0)
   Foreign currency translation                    (0.2)            0.5
   Other                                           (3.9)           (2.7)
------------------------------------------------------------------------
Total shareholders' equity (deficit)              102.9          (152.5)
------------------------------------------------------------------------
Total liabilities and shareholders'
   equity (deficit)                           $ 1,841.9       $ 1,881.3
------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND ACCUMULATED DEFICIT
                                 (Unaudited)
 (Dollars and shares in millions,                     Three Months Ended
   except per share amounts)                               March 31,
                                                    ----------------------
                                                       1998        1997
                                                    ----------  ----------
 Net sales                                          $   447.7   $   441.3

 Cost of products sold                                 (404.4)     (397.5)
 Selling and administrative expenses                    (22.0)      (24.6)
--------------------------------------------------------------------------
 Operating profit                                        21.3        19.2

 Interest income                                          2.5         2.5
 Interest expense                                        (7.6)       (8.7)
 Sundry other - net (Note 3)                              5.9        (3.4)
--------------------------------------------------------------------------
 Income before income taxes                              22.1         9.6

 Provision for income taxes                              (1.8)       (0.2)
--------------------------------------------------------------------------
 Income before cumulative effect of an
    accounting change                                    20.3         9.4

 Cumulative effect of a change in accounting for
    postretirement benefits (Note 1)                    237.5         -
--------------------------------------------------------------------------
 Net income                                             257.8         9.4

 Foreign currency translation adjustment                 (0.7)       (0.7)
--------------------------------------------------------------------------
 Comprehensive income                               $   257.1   $     8.7
--------------------------------------------------------------------------

 Accumulated deficit, beginning of period           $(1,305.0)  $(1,363.9)
 Net income                                             257.8         9.4
 Preferred stock dividends                               (4.5)       (4.5)
--------------------------------------------------------------------------
 Accumulated deficit, end of period                 $(1,051.7)  $(1,359.0)
--------------------------------------------------------------------------

 Basic earnings per share (Note 4)
    Weighted average shares                             107.4       106.7
    Income before cumulative effect of an
       accounting change                                $0.15       $0.05
    Cumulative effect of a change in accounting for
       postretirement benefits                           2.21         -
--------------------------------------------------------------------------
    Net income                                          $2.36       $0.05
--------------------------------------------------------------------------

 Diluted earnings per share (Note 4)
    Weighted average shares                             125.7       106.7
    Income before cumulative effect of an
       accounting change                                $0.15       $0.05
    Cumulative effect of a change in accounting
       for postretirement benefits                       1.89         -
--------------------------------------------------------------------------
    Net income                                          $2.04       $0.05
--------------------------------------------------------------------------

 Cash dividends per share
    $2.10 Class A                                      $0.525      $0.525
   $3.625 Class A                                       0.906       0.906
    $4.50 Class B                                       1.125       1.125

 See Notes to Condensed Consolidated Financial Statements.

                                   ARMCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(Dollars in millions)
                                                        Three Months Ended
                                                            March 31,
                                                       --------------------
                                                         1998        1997
                                                       --------    --------
Cash flows from operating activities:
  Net income                                           $ 257.8      $  9.4
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation expense                                  16.1        15.4
    Cumulative effect of accounting change              (237.5)        -
    Other                                                  1.2         2.5
    Change in assets and liabilities:
      Trade accounts and notes receivable                (24.4)      (36.8)
      Inventories                                        (15.6)      (15.8)
      Payables and accrued operating expenses            (14.5)       16.3
      Employee benefit liabilities                       (12.4)        0.8
      Other assets and liabilities - net                   4.9         7.3
---------------------------------------------------------------------------
  Net cash used in operating activities                  (24.4)       (0.9)
---------------------------------------------------------------------------
Cash flows from investing activities:
  Net proceeds from the sale of businesses and assets      0.4         0.1
Proceeds from the sale of investments                      6.1         0.3
  Purchase of liquid investments                          (5.0)        -
  Capital expenditures                                    (4.2)       (7.5)
  Other                                                    0.3        (0.3)
---------------------------------------------------------------------------
  Net cash used in investing activities                   (2.4)       (7.4)
---------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of debt                           -           1.1
  Payments on debt                                       (31.4)       (4.7)
  Dividends paid on preferred stock                       (4.5)       (4.5)
  Other                                                   (0.6)       (0.6)
---------------------------------------------------------------------------
  Net cash used in financing activities                  (36.5)       (8.7)
---------------------------------------------------------------------------
Net change in cash and cash equivalents                  (63.3)      (17.0)
Cash and cash equivalents:
  Beginning of period                                    189.9       168.9
---------------------------------------------------------------------------
  End of period                                        $ 126.6      $151.9
---------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of capitalized interest)             $   8.8      $  4.7
    Income taxes                                           0.3         -
Supplemental schedule of non-cash investing and
  financing activities:
  Issuance of restricted stock                             4.0         2.4

See Notes to Condensed Consolidated Financial Statements

                                  ARMCO INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
(Dollars in millions,
except per share amounts)

 1. The accompanying condensed consolidated financial statements of Armco Inc. should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1997. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, Armco's financial position as of March 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year 1998.

Effective January 1, 1998, Armco changed its method of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits. In the three months ended March 31, 1998, Armco recognized income of $237.5 or $2.21 per share ($1.89 per diluted share) for the cumulative effect of this accounting change.

At the time it adopted the standards governing accounting for pensions and other postretirement benefits, Armco chose to use a minimum amortization method whereby unrecognized net gains and losses, to the extent they exceeded 10% of the larger of the benefit obligations or plan assets, were amortized over the average remaining service life of active participants. At Armco, the average remaining service life is approximately 15 years. Use of this method, however, resulted in the accumulation of $419.3 of unrecognized net gains for pensions and other postretirement benefits through 1997. Under the new method, Armco recognizes immediately into income unrecognized net gains and losses which exceed the 10% corridor, as described above, and amortizes amounts inside the corridor over the average remaining service life of active participants. For the three months ended March 31, 1998, adoption of the new method increased Income before cumulative effect of an accounting change by $0.8, or $0.01 per share. Assuming Armco had applied the accounting change retroactively, net income for the three months ended March 31, 1998 and 1997 would have been $20.3, or $0.15 per share, and $10.3 or $0.05 per share, respectively.

2. Armco's inventories are valued at the lower of cost or market. Most of Armco's domestic inventories are valued using the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                             March 31,  December 31,
                                               1998         1997
                                             --------     --------
Inventories on LIFO:
  Finished and semi-finished                  $288.3       $271.2
  Raw materials and supplies                    19.8         25.8
  Adjustment to state inventories at
    LIFO value                                 (56.8)       (54.0)
                                             --------     --------
      Total                                    251.3        243.0
Inventories on average cost:
  Finished and semi-finished                    28.1         19.9
  Raw materials and supplies                     4.3          5.1
                                             --------     --------
      Total                                     32.4         25.0
                                             --------     --------
      Total inventories                       $283.7       $268.0
                                             ========     ========

3. Sundry other - net in the Condensed Consolidated Statements of Income and Accumulated Deficit includes income (expense) of $6.1 and $(1.6) for the three months ended March 31, 1998 and 1997, respectively, for employee benefit obligations related to facilities that have been shut down or divested. The reduction in expense in 1998 is primarily due to continued favorable investment returns on pension plan assets and lower than expected increases in medical benefit costs.

4. In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, Armco subtracted $4.5 of preferred stock dividends from Income before cumulative effect of an accounting change and Net income before dividing each by weighted average shares outstanding to calculate basic earnings per share for each quarter presented. The same calculation applied to diluted earnings per share for the three months ended March 31, 1997. In the three months ended March 31, 1998, conversion of the $3.625 Cumulative Convertible Preferred Stock, Class A was assumed for the calculation of diluted earnings per share. As such, $2.4 of dividends from this preferred stock issue were added back to earnings available to common shareholders and
18.3 million shares were added to weighted average shares outstanding.

5. There are various claims pending involving Armco and its subsidiaries regarding product liability, antitrust, patent, employee benefits, environmental, reinsurance and insurance arrangements, and other matters arising out of the conduct of Armco's business.

Like other manufacturers, Armco is subject to various environmental laws. These laws necessitate expenditures to assure compliance at Armco's facilities and to remediate sites where contamination has occurred. Compliance costs are either expensed as they are incurred or, when appropriate, are recorded as capital expenditures. Armco has accrued an estimate of remediation costs for sites where it is probable that a liability has been incurred and the amount can be reasonably estimated. The recorded amounts are currently believed by management to be sufficient. However, such estimates could significantly change in future periods to reflect new laws or regulations, advances in technologies, additional sites requiring remediation, new remediation requirements at existing sites, and Armco's share of liability at multi-party sites.

There are various pending matters relating to litigation, arbitration and regulatory affairs arising out of the runoff operations of the Armco Financial Services Group (AFSG) companies, including matters related to Northwestern National Insurance Company (NNIC), a runoff company currently involved in, among other matters, litigation with respect to certain reinsurance programs.

In March 1997, a group of international insurance companies, previously affiliated with AFSG and sold in 1991, filed an application for voluntary liquidation in the United Kingdom. NNIC is currently investigating its exposure with respect to transactions entered into with these companies. Armco believes that its investment in AFSG will not be materially affected as a result of pending claims or contingent liabilities related to this matter.

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

At March 31, 1998, Armco had recorded in its Condensed Consolidated Balance Sheets, legal and environmental reserves of $71.3, of which $18.3 was classified as a current liability.

6. At its April 24, 1998 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Preferred Stock, Class A, $3.625 Cumulative

Convertible Preferred Stock, Class A, and $4.50 Cumulative Convertible Preferred Stock, Class B. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and inventory credit facility.

7.  Information relating to Armco's industry segments can be found on page 11.


                                 ARMCO INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except per share data)


GENERAL
-------
Armco's consolidated results for the three months ended March 31, 1998 and 1997 were as follows:

                                                Three Months Ended
                                                     March 31,
                                               -------------------
                                                 1998       1997
                                               --------   --------
Net sales                                       $447.7     $441.3
Operating profit                                  21.3       19.2
Sundry other - net                                 5.9       (3.4)
Cumulative effect of a change in
 accounting for postretirement benefits          237.5        --
Net income                                       257.8        9.4
Basic earnings per common share
 Income before cumulative effect of an
  accounting change                               0.15       0.05
 Net income                                       2.36       0.05
Diluted earnings per common share
 Income before cumulative effect of an
  accounting change                               0.15       0.05
 Net income                                       2.04       0.05

Net sales in the three months ended March 31, 1998 were $6.4 higher than in the first quarter of last year, primarily due to record volume in the specialty steel product lines, partially offset by reduced pricing in these lines, lower carbon steel shipments and much lower snowplow shipments.

Operating profit in the three months ended March 31, 1998 was 11% higher than the amount reported in the same period last year, reflecting the higher specialty steel shipments, improved product mix and lower pension and retiree medical benefit expenses. Postretirement employee benefit expenses continue to go down as a result of favorable investment returns on pension plan assets and lower than expected increases in medical costs. Improved results in the Specialty Flat-Rolled Steels segment were partially offset by a loss in the Fabricated Products segment.

The change in Sundry other - net was a result of lower expenses related to long-term benefit obligations for former employees of Armco facilities that have been shut down or divested. The reduction in expense in the first quarter of 1998 was primarily due to continued favorable investment returns on pension plan assets and lower than expected increases in medical benefit costs.

Effective January 1, 1998, Armco changed its method of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits. In the three months ended March 31, 1998, Armco recognized income of $237.5, or $2.21 per share of common stock ($1.89 per diluted share), for the cumulative effect of this accounting change. Under the newly adopted accounting method, Armco recognizes immediately into income unrecognized net gains and losses that exceed 10% of the larger of the benefit obligations or plan assets, and amortizes amounts inside this 10% corridor over the average remaining service life of active participants (approximately 15 years). For the three months ended March 31, 1998, adoption of the new method increased Income before cumulative effect of an accounting change by $0.8, or $0.01 per share.

BUSINESS SEGMENT RESULTS
------------------------
Specialty Flat-Rolled Steels
----------------------------

                                          Three Months Ended
                                               March 31,
                                          -------------------
                                            1998       1997
                                          --------   --------
Customer sales                             $391.4     $375.0
Operating profit                             26.5       22.4

In the three months ended March 31, 1998, customer sales for the segment were 4% higher than in the first quarter one year ago, primarily as a result of higher volumes of specialty flat-rolled and specialty semi-finished steels. Overall segment average sales per ton increased due to the reduction of relatively low-priced carbon tons shipped in 1998, while prices across all specialty product lines declined compared to last year's first quarter. Record import levels continue to depress pricing.

Customer sales and shipments by major product line were as follows:

                                     Three Months Ended March 31,
                                     ----------------------------
                                          1998           1997
                                     -------------  -------------
(tons in thousands)                   Sales  Tons    Sales  Tons
                                      -----  ----    -----  ----
Specialty flat-rolled                $306.1   223   $281.1   193
Specialty semi-finished                47.9    44     40.1    34
Galvanized carbon                      29.8    55     46.0    86
Other                                   7.6    --      7.8    --
                                      -----  ----    -----  ----
     Total                           $391.4   322   $375.0   313

First quarter 1998 shipments of specialty flat-rolled products, which include automotive exhaust stainless, electrical steel and specialty sheet and strip, increased 16% over the 1997 first quarter. Record shipments of automotive exhaust stainless and electrical steels led the increase. Automotive exhaust stainless demand was driven by high production of light trucks and sport utility vehicles, while electrical steel sales were stimulated by strong housing starts and demand for electrical machinery and equipment. However, lower prices, particularly for specialty sheet and strip products, reduced average sales per ton by almost 6% in the year-to-year comparison.

Specialty semi-finished shipments increased substantially in 1998 over 1997; however, an 8% reduction in average sales per ton reflected worldwide market softness and import competition, as well as a shift in product mix.

Galvanized carbon steel shipments declined as a result of temporarily short supplies of carbon steel coils purchased by the Dover Operations during the transition period following Armco's decision to eliminate production of carbon steel at its Mansfield Operations. However, steel coils acquired by Dover during 1998 have been at prices favorable to last year.

First quarter 1998 operating profit increased 18% over the same period in 1997, primarily as a result of the higher shipments, improved product mix and reduced pension and other retiree benefit expenses.

Outlook: Armco anticipates modest year-over-year increases in volume for most product lines during the balance of 1998. However, during that period, high levels of imports are expected to continue to depress pricing. The trend towards lower costs should also continue, due to cost containment efforts and the elimination of carbon steel production at Mansfield.

Armco has reduced production turns at its Mansfield Operations' melt shop to an average of 15 turns per week, down from 20 turns. Production turns at the Butler Operations may also be reduced during the next twelve months in an effort to balance inventory levels and match production to order levels. A reduction in production turns can be expected to unfavorably impact costs, offsetting some of the trend towards lower costs.


Fabricated Products
-------------------

                                          Three Months Ended
                                               March 31,
                                          -------------------
                                            1998       1997
                                          --------   --------
Customer sales                              $56.3      $66.3
Operating profit (loss)                      (1.4)       2.6

Customer sales decreased $10.0 in the first three months of 1998 compared to 1997, primarily at Douglas Dynamics. Lower customer sales at Douglas Dynamics reflected relatively high customer inventory levels and the mild winter experienced in its major markets, which affected both snowplow and ice control product shipments. Operating results reflected the lower shipment levels.

Customer sales at Sawhill Tubular decreased slightly on lower volume. However, improved product mix, lower conversion costs and improved quality more than offset the lower sales, resulting in a slight increase in operating profit at Sawhill.

Greens Port's first quarter revenues and operating profit for 1998 increased over last year's first quarter.

Outlook: The mild winter and high customer inventories are expected to depress snowplow shipments during the remainder of 1998. Sawhill sales and profitability are expected to increase on the strength of higher volumes, though pricing is expected to remain flat. Greens Port is expected to maintain its current performance level.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At March 31, 1998, Armco had $136.6 of cash, cash equivalents and liquid investments compared to $194.9 at December 31, 1997. Cash, cash equivalents and liquid investments decreased $58.3 during the first three months of 1998, primarily due to principal payments on debt of $31.4 and $24.4 of cash used by operations, principally as a result of increases in receivables and inventories.

In addition to cash on hand, Armco has a receivables credit facility with a commitment of up to $120.0 for borrowings and letters of credit. Under this facility, Armco Funding Corporation, a wholly owned subsidiary to which Armco sells substantially all of its receivables, may borrow, depending on its available borrowing base and the amount of letters of credit outstanding, up to $120.0 secured by those receivables. In addition, Armco can borrow up to $50.0 under a credit facility secured by certain of its inventories. At March 31, 1998, no borrowings were outstanding under either facility. However, Armco had outstanding $53.2 of letters of credit and a total of $107.4 was available for borrowing under both facilities.

Armco anticipates cash outlays of $50.0 to $60.0 during the remainder of the year for capital expenditures, which it expects to be paid out of existing cash balances and cash generated from operations.

On April 24, 1998, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative Convertible Preferred Stock, Class A, and $.90625 per share on the $3.625 Cumulative Convertible Preferred Stock, Class A, each payable June 30, 1998 to shareholders of record on May 29, 1998. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable July 1, 1998 to shareholders of record on May 29, 1998. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and inventory credit facility.


FORWARD-LOOKING STATEMENTS
--------------------------
Certain statements made in this Management's Discussion and Analysis of the Condensed Consolidated Financial Statements and in the Notes to Condensed Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the foregoing paragraphs entitled "Outlook" and in Note 4 relating to contingencies.

As discussed in its Form 10-K for the year ended December 31, 1997, Armco cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by management. These factors include, but are not limited to, the following: risks of a downturn in the general economy or in the highly cyclical steel industry; changes in demand for Armco's products; unplanned plant outages, equipment failures or labor difficulties; actions by Armco's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in U.S. trade policy and actions respecting imports; disruptions in the supply of raw materials; actions by reinsurance companies with which AFSG does business or foreign or domestic insurance regulators; and changes in application or scope of environmental regulations applicable to Armco.

                                  ARMCO INC.
                                SEGMENT REPORT
                                 (Unaudited)
 (Dollars in millions)
                                        1998                 1997
                                       ------ -------------------------------
                                        1st     4th     3rd     2nd     1st
                                        Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
                                       ------  ------  ------  ------  ------
 Specialty Flat-Rolled Steels:
   Customer sales                      $391.4  $353.7  $365.4  $402.9  $375.0
   Operating profit                      26.5    23.2    20.7    22.3    22.4

 Fabricated Products:
   Customer sales                        56.3    82.7    95.9    87.4    66.3
   Operating profit (loss)               (1.4)    7.9    19.5    11.9     2.6

 Corporate general                       (3.8)   (6.9)   (6.2)   (6.2)   (5.8)
------------------------------------------------------------------------------
 Total operating profit                  21.3    24.2    34.0    28.0    19.2

 Interest income                          2.5     3.2     2.5     2.4     2.5
 Interest expense                        (7.6)   (8.8)   (9.5)   (8.5)   (8.7)
 Sundry other - net                       5.9    (0.3)    3.2    (0.6)   (3.4)
------------------------------------------------------------------------------
 Income before income taxes              22.1    18.3    30.2    21.3     9.6

 Provision for income taxes              (1.8)   (0.5)   (0.5)   (1.1)   (0.2)
------------------------------------------------------------------------------
 Income from continuing operations       20.3    17.8    29.7    20.2     9.4

 Discontinued operations -
   Gain on sale of Aerospace and
     Strategic Materials                  -       1.4     -       1.3     -
 Extraordinary loss on retirement
   of debt                                -       -      (3.0)    -       -
 Cumulative effect of a change in
   accounting for postretirement
   benefits                             237.5     -       -       -       -
------------------------------------------------------------------------------
 Net income                             257.8    19.2    26.7    21.5     9.4

 Foreign currency translation
   adjustment                            (0.7)    1.2    (1.1)   (0.8)   (0.7)
------------------------------------------------------------------------------
 Comprehensive income                  $257.1  $ 20.4  $ 25.6  $ 20.7   $ 8.7
==============================================================================

 See Notes to Condensed Consolidated Financial Statements.

Part II. Other Information


Item 1.  Legal Proceedings
         -----------------

There are various claims pending against Armco and its subsidiaries involving product liability, patent, reinsurance and insurance arrangements, environmental, antitrust, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended December 31, 1997. The following summarizes significant developments in previously reported matters and any material claims asserted since December 31, 1997:

In the Kingsbridge action, on April 9, 1998, following briefing and oral
       -----------
argument, a three-member panel of the Court of Appeals issued an opinion overruling every point of error raised by the appellants and unanimously affirming the trial court's entry of summary judgment in favor of Armco on statue of limitations grounds. It is uncertain whether the Kingsbridge
                                                            -----------
plaintiffs will seek further appeal by writ of error to the Supreme Court of Texas.

The total liability on the claim described above and those under ITEM 3.
LEGAL PROCEEDINGS in the Form 10-K is not determinable; but, in the opinion of management, the ultimate liability resulting will not materially affect the consolidated financial condition or liquidity of Armco and its subsidiaries; however, it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Annual Meeting of Shareholders was held on April 24, 1998, and all nine nominees to the Board of Directors named in Armco's Proxy Statement were elected. Approximately 87% of the outstanding common, $2.10 Cumulative Convertible Preferred and $3.625 Cumulative Convertible Preferred shares were voted. The vote on the election was as follows:




Name                            For                 Withheld
----                            ---                 --------
Dan R. Carmichael               96,708,793            984,519
Paula H.J. Cholmondeley         96,691,329          1,001,984
Dorothea C. Gilliam             96,697,064            996,248
John C. Haley                   96,617,096          1,076,216
Charles J. Hora, Jr.            96,753,564            939,749
Bruce E. Robbins                96,734,529            958,783
Jan H. Suwinski                 96,744,250            949,062
John D. Turner                  96,775,054            918,259
James F. Will                   96,648,411          1,044,902


A resolution to consider and adopt the Amended and Restated 1993 Long-Term Incentive was submitted and approved by the shareholders. The vote on the resolution was as follows:

                                                                  Broker
Voting Classes            For          Against       Abstain      Non-votes
--------------            ---          --------      -------      ---------
Common, $2.10 and
$3.625 Preferred Stocks   67,510,948   29,511,660    670,704      0


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.       The following is an index of the exhibits included in the Form 10-Q:

         Exhibit 10     Amended 1993 Long-Term Incentive Plan

         Exhibit 18     Accountant's Preferability Letter


B.       No Report on Form 8-K was filed by Armco during the quarter ended
         March 31, 1998




SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                                   Armco Inc.
                                   -------------------------------
                                   (Registrant)




Date     April 29, 1998            /s/ Jerry W. Albright
     -------------------------     -----------------------------------------
                                   Jerry W. Albright
                                   Vice President and Chief Financial Officer


Date     April 29, 1998            /s/ John N. Davis
     -------------------------     ------------------------------------------
                                   John N. Davis
                                   Vice President and Controller

