Form 10-Q
period 1998-06-30
ARMCO INC
filed 1998-07-24
CIK 7383

                                  FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998
                               --------------------------------------
                                           OR

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
                           Yes         No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at June 30, 1998:  107,879,090

                                   ARMCO INC.

                                     INDEX

                                                                         Pages


Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
           June 30, 1998 and December 31, 1997                               2

          Condensed Consolidated Statements of Income and Accumulated
           Deficit - Three and Six Months Ended June 30, 1998 and 1997       3

          Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1998 and 1997                           4

          Notes to Condensed Consolidated Financial Statements             5-7

          Management's Discussion and Analysis of the Condensed
           Consolidated Financial Statements                              8-11

          Segment Report                                                    12


Part II.  Other Information

          Item 1.  Legal Proceedings                                        13

          Item 5.  Other Information                                        13

          Item 6.  Exhibits and Reports on Form 8-K                         13

          Signatures                                                        14

                                   ARMCO INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
(Dollars in millions)                                June 30,     December 31,
                                                       1998           1997
                                                   ------------   ------------
ASSETS
Current assets
  Cash and cash equivalents                         $   125.6      $   189.9
  Short-term liquid investments                          12.3            5.0
  Receivables, less allowance for doubtful accounts     187.8          156.6
  Inventories (Note 2)                                  275.1          268.0
  Other                                                  13.0           17.9
-----------------------------------------------------------------------------
Total current assets                                    613.8          637.4

Investments
  Investment in Armco Financial
   Services Group (Note 5)                               85.6           85.6
  Other, less allowance for impairment                   30.3           30.3

Property, plant and equipment                         1,316.8        1,305.5
Accumulated depreciation                               (685.1)        (653.0)
-----------------------------------------------------------------------------
Property, plant and equipment - net                     631.7          652.5

Deferred tax asset                                      317.6          319.3
Goodwill and other intangible assets                    132.3          137.4
Other assets                                             16.5           18.8
-----------------------------------------------------------------------------
Total assets                                        $ 1,827.8      $ 1,881.3
=============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Trade accounts and notes payable                  $   125.0      $   148.9
  Employment-related obligations                        118.1          126.4
  Other liabilities                                      64.2           72.8
  Current portion of long-term debt                       7.0           38.2
-----------------------------------------------------------------------------
Total current liabilities                               314.3          386.3

Long-term debt, less current portion                    303.0          306.9
Long-term employee benefit obligations                  914.4        1,178.1
Other liabilities                                       165.8          162.5
Commitments and contingencies (Note 5)
Shareholders' equity (deficit)
  Preferred stock - Class A                             137.6          137.6
  Preferred stock - Class B                              48.3           48.3
  Common stock                                            1.1            1.1
  Additional paid-in capital                            971.9          967.7
  Accumulated deficit                                (1,025.0)      (1,305.0)
  Other                                                  (3.6)          (2.2)
-----------------------------------------------------------------------------
Total shareholders' equity (deficit)                    130.3         (152.5)
-----------------------------------------------------------------------------
Total liabilities and shareholders'
  equity (deficit)                                  $ 1,827.8      $ 1,881.3
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND ACCUMULATED DEFICIT
                                 (Unaudited)
 (Dollars and shares in millions,   Three Months Ended      Six Months Ended
   except per share amounts)              June 30,              June 30,
                                    --------------------  --------------------
                                      1998       1997       1998       1997
                                    ---------  ---------  ---------  ---------
 Net sales                         $   450.1  $   490.3  $   897.8  $   931.6

 Cost of products sold                (396.1)    (436.1)    (800.5)    (833.6)
 Selling and administrative expenses   (22.2)     (26.2)     (44.2)     (50.8)
------------------------------------------------------------------------------
 Operating profit                       31.8       28.0       53.1       47.2

 Interest income                         1.6        2.4        4.1        4.9
 Interest expense                       (7.1)      (8.5)     (14.7)     (17.2)
 Sundry other - net (Note 3)             6.9       (0.6)      12.8       (4.0)
------------------------------------------------------------------------------
 Income before income taxes             33.2       21.3       55.3       30.9

 Provision for income taxes             (2.1)      (1.1)      (3.9)      (1.3)
------------------------------------------------------------------------------
 Income from continuing operations      31.1       20.2       51.4       29.6

 Discontinued operations -
   Gain on Sale of Aerospace and
   Strategic Materials                   -          1.3        -          1.3
------------------------------------------------------------------------------
 Income before cumulative effect of
   an accounting change                 31.1       21.5       51.4       30.9

 Cumulative effect of a change in
   accounting for postretirement
   benefits (Note 1)                     -          -        237.5        -
------------------------------------------------------------------------------
 Net income                             31.1       21.5      288.9       30.9

 Accumulated deficit, beginning
   of period                        (1,051.7)  (1,359.0)  (1,305.0)  (1,363.9)
 Preferred stock dividends              (4.4)      (4.4)      (8.9)      (8.9)
------------------------------------------------------------------------------
 Accumulated deficit, end
   of period                       $(1,025.0) $(1,341.9) $(1,025.0) $(1,341.9)
==============================================================================

 Basic earnings per share (Note 4)
  Weighted average shares              107.9      107.1      107.6      106.9
  Income from continuing operations    $0.25      $0.15      $0.39      $0.20
  Discontinued operations                -         0.01        -         0.01
  Cumulative effect of a change
   in accounting                         -          -         2.21        -
------------------------------------------------------------------------------
  Net income                           $0.25      $0.16      $2.60      $0.21
------------------------------------------------------------------------------

 Diluted earnings per share (Note 4)
  Weighted average shares              126.4      125.4      126.1      106.9
  Income from continuing operations    $0.23      $0.15      $0.38      $0.20
  Discontinued operations                -         0.01        -         0.01
  Cumulative effect of a change
   in accounting                         -          -         1.88        -
------------------------------------------------------------------------------
  Net income                           $0.23      $0.16      $2.26      $0.21
------------------------------------------------------------------------------

 Cash dividends per share
  $2.10 Class A                       $0.525     $0.525     $1.050     $1.050
  $3.625 Class A                       0.906      0.906     $1.812      1.812
  $4.50 Class B                        1.125      1.125     $2.250      2.250

 See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
(Dollars in millions)
                                                          Six Months Ended
                                                              June 30,
                                                          ----------------
                                                           1998      1997
                                                          ------    ------
Cash flows from operating activities:
 Net income                                              $ 288.9    $ 30.9
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation expense                                      32.2      30.8
  Net gain on sales of investments and facilities           (0.8)     (1.0)
  Cumulative effect of accounting change                  (237.5)      -
  Other                                                      2.2       4.9
  Change in assets and liabilities:
   Trade accounts and notes receivable                     (29.3)    (44.7)
   Inventories                                              (7.1)    (18.1)
   Payables and accrued operating expenses                 (27.5)     30.2
   Employee benefit liabilities                            (24.4)     (1.0)
   Other assets and liabilities - net                       (6.6)      2.6
---------------------------------------------------------------------------
 Net cash (used in) provided by operating activities        (9.9)     34.6
---------------------------------------------------------------------------
Cash flows from investing activities:
 Net proceeds from the sale of businesses and assets         1.3       2.5
 Proceeds from the sale of investments                       6.0       0.3
 Purchase of liquid investments                             (7.3)      -
 Capital expenditures                                      (11.2)    (15.1)
 Other                                                       0.2      (0.2)
---------------------------------------------------------------------------
 Net cash used in investing activities                     (11.0)    (12.5)
---------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from drawdown of debt                              -         2.0
 Payments on debt                                          (34.2)     (7.4)
 Dividends paid on preferred stock                          (8.9)     (8.9)
 Other                                                      (0.3)     (1.5)
---------------------------------------------------------------------------
 Net cash used in financing activities                     (43.4)    (15.8)
---------------------------------------------------------------------------
Net change in cash and cash equivalents                    (64.3)      6.3
Cash and cash equivalents:
 Beginning of period                                       189.9     168.9
---------------------------------------------------------------------------
 End of period                                           $ 125.6   $ 175.2
---------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest (net of capitalized interest)                 $  15.1   $  16.6
  Income taxes                                               1.2       1.6
Supplemental schedule of non-cash investing and
 financing activities:
 Issuance of restricted stock                                4.0       2.4

See Notes to Condensed Consolidated Financial Statements.

                                 ARMCO INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
(Dollars in millions,
except per share amounts)

 1. The accompanying condensed consolidated financial statements of Armco Inc. should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1997. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, Armco's financial position as of June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year 1998.

Effective January 1, 1998, Armco changed its method of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits. In the six months ended June 30, 1998, Armco recognized income of $237.5 or $2.21 per share ($1.88 per diluted share) for the cumulative effect of this accounting change.

At the time it originally adopted the standards governing accounting for pensions and other postretirement benefits, Armco chose to use a minimum amortization method whereby unrecognized net gains and losses, to the extent they exceeded 10% of the larger of the benefit obligations or plan assets, were amortized over the average remaining service life of active participants. At Armco, the average remaining service life is approximately 15 years. Use of this method, however, resulted in the accumulation of $419.3 of unrecognized net gains for pensions and other postretirement benefits through 1997. Under the new method, Armco recognizes immediately into income unrecognized net gains and losses which exceed the 10% corridor, as described above, and amortizes amounts inside the corridor over the average remaining service life of active participants. For the three and six months ended June 30, 1998, adoption of the new method increased income from continuing operations by $0.7 and $1.5 or approximately $0.01 per share, respectively. Assuming Armco had applied the accounting change retroactively, income from continuing operations and net income for the three and six months ended June 30, 1998 and 1997 would have been as follows:

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------  -----------------
                                            1998     1997      1998     1997
                                           ------   ------    ------   ------
Income from continuing operations           $31.1    $21.1     $51.4    $31.4
Net income                                   31.1     22.4      51.4     32.7
Basic earnings per share
 Income from continuing operations           0.25     0.16      0.39     0.21
 Net income                                  0.25     0.17      0.39     0.22
Diluted earnings per share
 Income from continuing operations           0.23     0.15      0.38     0.21
 Net income                                  0.23     0.16      0.38     0.22

2. Armco's inventories are valued at the lower of cost or market. Most of Armco's domestic inventories are valued using the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost. Certain amounts from year end 1997 have be reclassified to agree to the 1998 presentation.

                                                   June 30,    December 31,
                                                     1998          1997
                                                   --------      --------
     Inventories on LIFO:
       Finished and semi-finished                   $287.2        $280.5
       Raw materials                                  20.9          25.8
       Adjustment to state inventories at LIFO value (51.3)        (54.0)
                                                    ------        ------
           Total                                     256.8         252.3
                                                    ------        ------
     Inventories on average cost:
       Finished and semi-finished                     15.5          10.6
       Raw materials and supplies                      2.8           5.1
                                                    ------        ------
           Total                                      18.3          15.7
                                                    ------        ------
           Total inventories                        $275.1        $268.0
                                                    ======        ======

3. Sundry other - net in the Condensed Consolidated Statements of Income and Accumulated Deficit includes income of $5.9 and $12.0 for the three and six months ended June 30, 1998 and expense of $0.5 and $2.1 for the three and six months ended June 30, 1997, respectively, for employee benefit obligations related to facilities that have been shut down or divested. The improvement in results for 1998 was primarily due to continued favorable investment returns on pension plan assets and lower than expected increases in medical benefit costs.

4. The following information was used in the calculation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------  -----------------
                                            1998     1997      1998     1997
                                           ------   ------    ------   ------
Income from continuing operations
---------------------------------
Income as reported                          $31.1    $20.2     $51.4    $29.6
Less:  Preferred stock dividends             (4.4)    (4.4)     (8.9)    (8.9)
                                            -----    -----     -----    -----
Income available to common
 shareholders - Basic                        26.7     15.8      42.5     20.7
Assumed conversion of $3.625
 Preferred Stock, Class A                     2.4      2.4       4.9      -
                                            -----    -----     -----    -----
Income available to common
 shareholders - Diluted                     $29.1    $18.2     $47.4    $20.7
                                            =====    =====     =====    =====
Shares (in millions)
------
Weighted average shares
 outstanding - Basic                        107.9    107.1     107.6    106.9
Assumed exercise of stock options             0.2      -         0.2      -
Assumed conversion of $3.625
 Preferred Stock, Class A                    18.3     18.3      18.3      -
                                            -----    -----     -----    -----
Weighted average shares
 outstanding - Diluted                      126.4    125.4     126.1    106.9
                                            =====    =====     =====    =====

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

In March 1997, a group of international insurance companies, previously affiliated with AFSG and sold in 1991, filed an application for voluntary liquidation in the United Kingdom. NNIC is currently investigating its exposure with respect to transactions entered into with these companies. However, Armco believes that its investment in AFSG will not be materially affected as a result of pending claims or contingent liabilities related to this matter.

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

At June 30, 1998, Armco had recorded in its Condensed Consolidated Balance Sheets, legal and environmental reserves of $64.7, of which $12.1 was classified as a current liability.

6. Effective January 1, 1998, Armco adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard requires Armco to report "other comprehensive income," as defined in the standard, that is not otherwise presented in its Condensed Consolidated Statements of Income. Currently Armco's other comprehensive income consists solely of foreign currency translation adjustments related to its European subsidiaries. For the three and six months ended June 30, 1998 and 1997, comprehensive income was as follows:

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------  -----------------
                                            1998     1997      1998     1997
                                           ------   ------    ------   ------
Net income                                  $31.1    $21.5    $288.9    $30.9
Foreign currency translation adjustment       0.2     (0.8)     (0.5)    (1.5)
                                            -----    -----     -----    -----
Comprehensive income                        $31.3    $20.7    $288.4    $29.4
                                            =====    =====     =====    =====

7. At its July 17, 1998 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Preferred Stock, Class A, $3.625 Cumulative Convertible Preferred Stock, Class A, and $4.50 Cumulative Convertible Preferred Stock, Class B. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and inventory credit facility.

8.  Information relating to Armco's industry segments can be found on page 12.

                                  ARMCO INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except per share data)


GENERAL

Armco's consolidated results for the three and six months ended June 30, 1998 and 1997 were as follows:

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------  -----------------
                                            1998     1997      1998     1997
                                           ------   ------    ------   ------
Net sales                                  $450.1   $490.3    $897.8   $931.6
Operating profit                             31.8     28.0      53.1     47.2
Sundry other-net                              6.9     (0.6)     12.8     (4.0)
Income from continuing operations            31.1     20.2      51.4     29.6
Discontinued operations                       -        1.3       -        1.3
Cumulative effect of a change in
 accounting for postretirement benefits       -        -       237.5      -
Net income                                   31.1     21.5     288.9     30.9
Basic earnings per share -
 Income from continuing operations           0.25     0.15      0.39     0.20
 Net income                                  0.25     0.16      2.60     0.21
Diluted earnings per share -
 Income from continuing operations           0.23     0.15      0.38     0.20
 Net income                                  0.23     0.16      2.26     0.21

Net sales in the three and six months ended June 30, 1998 were $40.2 and $33.8 lower than in the respective periods of last year, primarily due to reduced pricing across all steel product lines, lower volume in the specialty semi-finished and galvanized steel product lines, and lower snowplow shipments.

Operating profit in the three and six months ended June 30, 1998 was approximately 13% higher than the amounts reported in the same periods last year, reflecting higher specialty flat-rolled steel shipments, improved product mix and lower pension and retiree medical benefit expenses. Postretirement employee benefit expenses in the current year were again lower as a result of favorable investment returns on pension plan assets and lower than expected increases in medical benefit costs. Improved results in the Specialty Flat-Rolled Steels segment were partially offset by lower profits in the Fabricated Products segment.

The change in sundry other - net between 1997 and 1998 is the result of lower expenses related to long-term benefit obligations for former employees of Armco facilities that have been shut down or divested. This was primarily due to continued favorable investment returns on pension plan assets and lower than expected increases in medical benefit costs.

Effective January 1, 1998, Armco changed its method of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits. In the six months ended June 30, 1998, Armco recognized income of $237.5, or $2.21 per share of common stock ($1.88 per diluted share), for the cumulative effect of this accounting change. Under the newly adopted accounting method,

Armco recognizes immediately into income unrecognized net gains and losses that exceed 10% of the larger of the benefit obligations or plan assets, and amortizes amounts inside this 10% corridor over the average remaining service life of active participants (approximately 15 years). For the three and six months ended June 30, 1998, adoption of the new method increased income from continuing operations by $0.7 and $1.5, or approximately $0.01 per share, respectively.

BUSINESS SEGMENT RESULTS
------------------------
Specialty Flat-Rolled Steels
----------------------------

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------  -----------------
                                            1998     1997      1998     1997
                                           ------   ------    ------   ------
Net sales                                  $376.2   $402.9    $767.6   $777.9
Operating profit                             27.1     22.3      53.6     44.7

In the three months ended June 30, 1998, net sales for the segment were 7% lower than in the same period one year ago, primarily as a result of reduced specialty steel pricing and lower volumes of specialty semi-finished and galvanized steels. Overall segment average sales per ton decreased 5% as record import levels continue to depress pricing across all stainless and electrical product lines.

Customer sales and shipments by major product line were as follows:

                        Three Months Ended June 30,  Six Months Ended June 30,
                        --------------------------- --------------------------
                             1998          1997          1998          1997
                         -----------   -----------   -----------   -----------
(tons in thousands)      Sales  Tons   Sales  Tons   Sales  Tons   Sales  Tons
                         -----  ----   -----  ----   -----  ----   -----  ----
Specialty flat-rolled   $293.0   213  $287.3   196  $599.1   436  $568.4   389
Specialty semi-finished   37.7    37    65.1    53    85.6    81   105.2    87
Galvanized/carbon         36.6    68    40.6    76    66.4   123    86.6   162
Other                      8.9     -     9.9     -    16.5     -    17.7     -
                         -----  ----   -----  ----   -----  ----   -----  ----
     Total              $376.2   318  $402.9   325  $767.6   640  $777.9   638
                         =====  ====   =====  ====   =====  ====   =====  ====

In the first six months of 1998, shipments of specialty flat-rolled products, which include automotive exhaust stainless, electrical steel and specialty sheet and strip, increased 12% over 1997. Record shipments of automotive exhaust stainless and electrical steels led the increase. Automotive exhaust stainless demand was driven by high production of light trucks and sport utility vehicles, while electrical steel sales were stimulated by strong housing starts and demand for electrical machinery and equipment. However, lower prices, particularly for specialty sheet and strip products, reduced average sales per ton by 6% in the year-to-year comparison.

Specialty semi-finished shipments and average sales per ton decreased in the first half of 1998 versus the same period in 1997 reflecting worldwide market softness and imports.

Galvanized carbon steel shipments declined earlier in the year as a result of temporarily short supplies of carbon steel coils purchased by the Dover Operations during the transition period following Armco's decision to eliminate production of carbon steel at its Mansfield Operations.

In the first half of 1998, operating profit increased 20% over the same period in 1997, primarily as a result of higher shipments of the more profitable specialty flat-rolled products, lower operating costs and reduced pension and other retiree benefit expenses.

Outlook: The elimination of carbon steel production at the Mansfield Operations should lower costs in this segment. In addition, Armco continues to focus on cost containment efforts. However, Armco has reduced production turns at the Butler and Mansfield melt shops, along with selected finishing operations, in an effort to match production to order levels and balance inventories. A reduction in production turns can be expected to unfavorably impact costs, offsetting some of the benefits realized by the cost containment efforts.

Shipment levels in the second half of the year are expected to be lower than in the first half. While the labor strike at General Motors had little effect on Armco's results during the first half of 1998, automotive exhaust stainless and sheet and strip shipments could be substantially reduced by a prolonged dispute, compounding the effects of a seasonally slower third quarter.

During the remainder of the year, high levels of specialty steel imports are expected to continue to depress pricing. However, in June 1998, Armco and other domestic producers of flat-rolled stainless sheet and strip products filed petitions with the U.S. Department of Commerce and the International Trade Commission charging eight foreign countries with violations of U.S. trade laws. A finding that unfairly traded imports have caused injury to domestic producers could result in tariffs that may help slow the flood of imports, but probably not until late in 1998. On July 24, 1998, the International Trade Commission issued its preliminary finding that there has been injury to domestic producers. However, there can be no assurance of a successful final outcome and the imposition of such tariffs on imports.

Fabricated Products
-------------------

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------  -----------------
                                            1998     1997      1998     1997
                                           ------   ------    ------   ------
Net sales                                   $73.9    $87.4    $130.2   $153.7
Operating profit                              9.6     11.9       8.2     14.5

Net sales in the three and six months ended June 30, 1998 decreased $13.5 and $23.5, respectively, compared to 1997. Lower customer sales at Douglas Dynamics reflected the mild winter experienced in its major markets and relatively high dealer inventory levels, which affected both snowplow and ice control product shipments. Operating profit also reflected the lower shipment levels.

Net sales at Sawhill Tubular decreased on lower volume and selling prices, which reflected softness in the market. However, improved product mix, lower costs and improved quality more than offset the lower sales, resulting in a slight increase in operating profit at Sawhill.

Greens Port's revenues and operating profit for 1998 increased over last year in both the quarter and first six months.

Outlook: High dealer inventories, resulting from last winter's mild weather, and the ongoing General Motors strike are expected to depress snowplow shipments during the remainder of 1998. Sawhill shipments are expected to remain flat, however, increasing pressure from imported pipe is likely to result in a decrease in pricing. However, tubular profitability is expected to increase on the strength of continued cost control. Greens Port is expected to maintain its current performance level.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At June 30, 1998, Armco had $137.9 of cash, cash equivalents and liquid investments compared to $194.9 at December 31, 1997. Cash, cash equivalents and liquid investments decreased $57.0 during the first six months of 1998, primarily due to principal payments on debt of $34.2, capital expenditures of

$11.2, preferred stock dividend payments of $8.9 and $9.9 of cash used by operations, principally as a result of increases in working capital. Partially offsetting these cash outflows were $7.3 of proceeds from the sale of assets and investments.

In addition to cash on hand, Armco has a receivables credit facility with a commitment of up to $120.0 for borrowings and letters of credit. Under this facility, Armco Funding Corporation, a wholly owned subsidiary to which Armco sells substantially all of its receivables, may borrow, depending on its available borrowing base and the amount of letters of credit outstanding, up to $120.0 secured by those receivables. In addition, Armco can borrow up to $50.0 under a credit facility secured by certain of its inventories. At June 30, 1998, no borrowings were outstanding under either facility. However, Armco had outstanding $53.9 of letters of credit and a total of $95.7 was available for borrowing under both facilities.

Armco anticipates cash outlays of $40.0 to $45.0 during the remainder of 1998 for capital expenditures, which it expects to be paid out of existing cash balances and cash generated from operations.

On July 17, 1998, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative Convertible Preferred Stock, Class A, and $.90625 per share on the $3.625 Cumulative Convertible Preferred Stock, Class A, each payable September 30, 1998 to shareholders of record on August 21, 1998. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable October 1, 1998 to shareholders of record on August 21, 1998. Payment of dividends on Armco's common stock is currently prohibited under the terms of certain of Armco's debt instruments and inventory credit facility.

NEW ACCOUNTING STANDARD
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Armco intends to adopt the new standard when required in 2000. Armco does not expect that SFAS No. 133 will have a material effect on its financial statements; however, its effect, if any, will depend on what derivative instruments Armco has on and after adoption.

FORWARD-LOOKING STATEMENTS
--------------------------
Certain statements made in this Management's Discussion and Analysis of the Condensed Consolidated Financial Statements and in the Notes to Condensed Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the foregoing paragraphs entitled "Outlook", the section entitled NEW ACCOUNTING
                                                              --------------
STANDARD and in Note 5 relating to contingencies.
--------
As discussed in its Form 10-K for the year ended December 31, 1997, Armco cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by management. In addition to those risk factors specifically noted in the above referenced Management's Discussion and Analysis and Notes, such factors include, but are not limited to, the following: risks of a downturn in the general economy or in the highly cyclical steel industry; changes in demand for Armco's products; unplanned plant outages, equipment failures or labor difficulties; actions by Armco's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in U.S. trade policy and actions respecting imports; disruptions in the supply of raw materials; actions by reinsurance companies with which AFSG does business or foreign or domestic insurance regulators; and changes in application or scope of environmental regulations applicable to Armco.

                                 ARMCO INC.
                               SEGMENT REPORT
                                (Unaudited)

 (Dollars in millions)
                                    1998                    1997
                               --------------  ------------------------------
                                2nd     1st     4th     3rd     2nd     1st
                                Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
                               ------  ------  ------  ------  ------  ------
 Specialty Flat-Rolled Steels:
  Customer sales               $376.2  $391.4  $353.7  $365.4  $402.9  $375.0
  Operating profit               27.1    26.5    23.2    20.7    22.3    22.4

 Fabricated Products:
  Customer sales                 73.9    56.3    82.7    95.9    87.4    66.3
  Operating profit (loss)         9.6    (1.4)    7.9    19.5    11.9     2.6

 Corporate general               (4.9)   (3.8)   (6.9)   (6.2)   (6.2)   (5.8)
------------------------------------------------------------------------------
 Total operating profit          31.8    21.3    24.2    34.0    28.0    19.2

 Interest income                  1.6     2.5     3.2     2.5     2.4     2.5
 Interest expense                (7.1)   (7.6)   (8.8)   (9.5)   (8.5)   (8.7)
 Sundry other - net               6.9     5.9    (0.3)    3.2    (0.6)   (3.4)
------------------------------------------------------------------------------
 Income before income taxes      33.2    22.1    18.3    30.2    21.3     9.6

 Provision for income taxes      (2.1)   (1.8)   (0.5)   (0.5)   (1.1)   (0.2)
------------------------------------------------------------------------------
 Income from continuing
  operations                     31.1    20.3    17.8    29.7    20.2     9.4

 Discontinued operations -
  Gain on sale of Aerospace and
   Strategic Materials            -       -       1.4     -       1.3     -
 Extraordinary loss on
  retirement of debt              -       -       -      (3.0)    -       -
 Cumulative effect of a change
  in accounting for post-
  retirement benefits             -     237.5     -       -       -       -
------------------------------------------------------------------------------
 Net income                     $31.1  $257.8   $19.2   $26.7   $21.5    $9.4
==============================================================================

 See Notes to Condensed Consolidated Financial Statements.

Part II.  Other Information

Item 1.   Legal Proceedings
          -----------------
There are various claims pending against Armco and its subsidiaries involving product liability, patent, reinsurance and insurance arrangements, environmental, antitrust, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended December 31, 1997 (the Form 10-K) and Armco's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the Form 10-Q). The following summarizes significant developments in previously reported matters and any material claims asserted since March 31, 1998:

In the Kingsbridge action, the 45 day appeal period has expired and the
       -----------
plaintiffs have not filed a notice of appeal to the Texas Supreme Court, thus rendering Armco's dismissal final and nonappealable and bringing an end to the Cornerstones line of cases with no finding of liability
           ------------
against Armco.

The total liability of those claims described under ITEM 3. LEGAL PROCEEDINGS in the Form 10-K or under Item 1 in the Form 10-Q is not determinable; but, in the opinion of management, the ultimate liability resulting will not materially affect the consolidated financial condition or liquidity of Armco and its subsidiaries; however, it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

Item 5.  Other Information
         -----------------

Any shareholder proposals intended to be presented at the 1999 annual meeting of shareholders must be received by Armco by November 16, 1998, in order to be considered for inclusion in the proxy statement and form of proxy for that meeting. Shareholders intending to nominate director candidates for election at the 1999 annual meeting of shareholders must deliver written notice, including specified information, to the Secretary of Armco, at its offices at One Oxford Centre, 301 Grant Street, Pittsburgh, Pennsylvania 15219-1415, by January 24, 1999.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.       The following is an index of the exhibits included in the Form
         10-Q:

         None

B. The following Reports on Form 8-K were filed by Armco during the quarter ended March 31, 1998.

            Report Date                   Description
            -----------                   -----------
            April 8, 1998      On April 8, 1998, Armco announced that it
                               would record a gain of $237.5 million, or $2.21 per share of common stock, for the cumulative effect of an accounting change. Armco stated that effective
                               January 1, 1998, it changed the method
                               used to amortize unrecognized net gains
                               and losses associated with accounting for pension and other postretirement benefit plans.

            April 27, 1998     Armco filed restated Financial Data
                               Schedules for the three years ended
                               December 31, 1997 and for the three
                               year-to-date interim periods in the years
                               1997 and 1996. All periods report basic and diluted earnings per share as restated to conform with Statement of Financial Accounting Standards No. 128,
                               Earnings Per Share, which Armco adopted
                               on December 31, 1997.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                                   Armco Inc.
                                   -------------------------------------------
                                   (Registrant)




Date     July 24, 1998             /s/ Jerry W. Albright
      ------------------           -------------------------------------------
                                   Jerry W. Albright
                                   Vice President and Chief Financial Officer



Date     July 24, 1998             /s/ John N. Davis
      ------------------           -------------------------------------------
                                   John N. Davis
                                   Vice President and Controller