Form 10-Q
period 1998-09-30
ARMCO INC
filed 1998-11-05
CIK 7383

                                  FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998
                               --------------------------------------
                                           OR

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
                           Yes         No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at October 31, 1998:  107,905,722

                                  ARMCO INC.
                                    INDEX
                                                                         Pages
                                                                         -----

Part I.   Financial Information

  Condensed Consolidated Balance Sheets -
    September 30, 1998 and December 31, 1997                                 2

  Condensed Consolidated Statements of Income and Accumulated Deficit -
    Three and Nine Months Ended September 30, 1998 and 1997                  3

  Condensed Consolidated Statements of Cash Flows -
    Nine Months Ended September 30, 1998 and 1997                            4

  Notes to Condensed Consolidated Financial Statements                     5-8

  Management's Discussion and Analysis of the Condensed
    Consolidated Financial Statements                                     8-13

  Segment Report                                                            14


Part II.  Other Information

  Item 1.  Legal Proceedings                                                15

  Item 6.  Exhibits and Reports on Form 8-K                                 15

  Signatures                                                                16

                                   ARMCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
(Dollars in millions)                             September 30,   December 31,
                                                      1998            1997
                                                   ----------      ----------
ASSETS
Current assets
  Cash and cash equivalents                         $  111.1        $  189.9
  Short-term liquid investments                         12.6             5.0
  Receivables, less allowance for doubtful accounts    226.4           156.6
  Inventories (Note 2)                                 264.6           268.0
  Other                                                 12.2            17.9
-----------------------------------------------------------------------------
Total current assets                                   626.9           637.4

Investments
  Investment in Armco Financial Services Group
    (Note 7)                                            85.6            85.6
  Other, less allowance for impairment                  30.5            30.3

Property, plant and equipment                        1,323.7         1,305.5
Accumulated depreciation                              (700.1)         (653.0)
-----------------------------------------------------------------------------
Property, plant and equipment - net                    623.6           652.5

Deferred tax asset                                     316.8           319.3
Goodwill and other intangible assets                   130.7           137.4
Other assets                                            16.2            18.8
-----------------------------------------------------------------------------
Total assets                                        $1,830.3        $1,881.3
=============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Trade accounts and notes payable                  $  109.4        $  148.9
  Employment-related obligations                       126.4           126.4
  Other liabilities                                     60.4            72.8
  Current portion of long-term debt                      5.9            38.2
-----------------------------------------------------------------------------
Total current liabilities                              302.1           386.3

Long-term debt, less current portion                   304.0           306.9
Long-term employee benefit obligations                 901.5         1,178.1
Other liabilities                                      165.5           162.5
Commitments and contingencies (Note 7)
Shareholders' equity (deficit)
  Preferred stock - Class A                            137.6           137.6
  Preferred stock - Class B                             48.3            48.3
  Common stock                                           1.1             1.1
  Additional paid-in capital                           972.0           967.7
  Accumulated deficit                                 (998.8)       (1,305.0)
  Other                                                 (3.0)           (2.2)
-----------------------------------------------------------------------------
Total shareholders' equity (deficit)                   157.2          (152.5)
-----------------------------------------------------------------------------
Total liabilities and shareholders'
  equity (deficit)                                  $1,830.3        $1,881.3
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND ACCUMULATED DEFICIT
                                 (Unaudited)
(Dollars and shares in millions,  Three Months Ended     Nine Months Ended
  except per share amounts)          September 30,          September 30,
                               ----------------------   ---------------------
                                  1998        1997         1998        1997
                               ----------  ----------   ----------  ----------
 Net sales                     $   415.4   $   461.3    $ 1,313.2   $ 1,392.9

 Cost of products sold            (360.6)     (402.9)    (1,161.1)   (1,236.5)
 Selling and administrative
   expenses                        (24.5)      (24.4)       (68.7)      (75.2)
------------------------------------------------------------------------------
 Operating profit                   30.3        34.0         83.4        81.2

 Interest income                     1.9         2.5          6.0         7.4
 Interest expense                   (7.0)       (9.5)       (21.7)      (26.7)
 Sundry other - net (Note 3)         7.0         3.2         19.8        (0.8)
------------------------------------------------------------------------------
 Income before income taxes         32.2        30.2         87.5        61.1

 Provision for income taxes         (1.5)       (0.5)        (5.4)       (1.8)
------------------------------------------------------------------------------
 Income from continuing operations  30.7        29.7         82.1        59.3

 Discontinued operations -
   Gain on Sale of Aerospace and
     Strategic Materials (Note 4)    -           -            -           1.3
------------------------------------------------------------------------------
 Income before extraordinary loss
   and cumulative effect of an
   accounting change                30.7        29.7         82.1        60.6

 Extraordinary loss on retirement
   of debt (Note 5)                  -          (3.0)         -          (3.0)
 Cumulative effect of a change in
   accounting for postretirement
   benefits (Note 1)                 -           -          237.5         -
------------------------------------------------------------------------------
 Net income                         30.7        26.7        319.6        57.6

 Accumulated deficit, beginning
   of period                    (1,025.0)   (1,341.9)    (1,305.0)   (1,363.9)
 Preferred stock dividends          (4.5)       (4.5)       (13.4)      (13.4)
------------------------------------------------------------------------------
 Accumulated deficit,
   end of period               $  (998.8)  $(1,319.7)   $  (998.8)  $(1,319.7)
==============================================================================
 Basic earnings per share
   (Note 6)
   Weighted average shares         107.9       107.0        107.7       106.9
   Income from continuing
     operations                $    0.24   $    0.24    $    0.64   $    0.43
   Discontinued operations           -           -            -          0.01
   Extraordinary loss on
     retirement of debt              -         (0.03)         -         (0.03)
   Cumulative effect of a
     change in accounting            -           -           2.20         -
------------------------------------------------------------------------------
   Net income                  $    0.24   $    0.21    $    2.84   $    0.41
------------------------------------------------------------------------------
 Diluted earnings per share
   (Note 6)
   Weighted average shares         126.3       125.4        126.1       125.3
   Income from continuing
     operations                $    0.23   $    0.22    $    0.60   $    0.42
   Discontinued operations           -           -            -          0.01
   Extraordinary loss on
     retirement of debt              -         (0.02)         -         (0.02)
   Cumulative effect of a
     change in accounting            -           -           1.89         -
------------------------------------------------------------------------------
   Net income                  $    0.23   $    0.20    $    2.49   $    0.41
------------------------------------------------------------------------------
 Cash dividends per share
   $2.10 Class A               $   0.525   $   0.525    $   1.575   $   1.575
   $3.625 Class A                  0.906       0.906        2.718       2.718
  $4.50 Class B                    1.125       1.125        3.375       3.375

 See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
 (Dollars in millions)
                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Cash flows from operating activities:
  Net income                                                $ 319.6   $  57.6
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation expense                                       48.0      46.2
    Net gain on disposal of investments and facilities         (0.9)     (2.8)
    Cumulative effect of accounting change                   (237.5)      -
    Extraordinary loss on retirement of debt                    -         3.0
    Other                                                       5.4       3.8
    Change in assets and liabilities:
      Trade accounts and notes receivable                     (66.5)    (64.0)
      Inventories                                               3.4     (17.7)
      Payables and accrued operating expenses                 (38.4)     11.2
      Employee benefit liabilities                            (35.9)     (5.0)
      Other assets and liabilities - net                       (9.1)     (0.7)
------------------------------------------------------------------------------
  Net cash (used in) provided by operating activities         (11.9)     31.6
------------------------------------------------------------------------------
Cash flows from investing activities:
  Net proceeds from the sale of businesses and assets           1.4       3.7
  Proceeds from the sale of investments                         6.0       0.5
  Purchase of liquid investments                               (7.6)      -
  Capital expenditures                                        (19.0)    (25.5)
  Other                                                         0.2       0.2
------------------------------------------------------------------------------
  Net cash used in investing activities                       (19.0)    (21.1)
------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of debt                                -       151.2
  Payments on debt                                            (34.4)    (34.8)
  Dividends paid on preferred stock                           (13.4)    (13.4)
  Other                                                        (0.1)     (2.5)
------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities         (47.9)    100.5
------------------------------------------------------------------------------
Net change in cash and cash equivalents                       (78.8)    111.0
Cash and cash equivalents:
  Beginning of period                                         189.9     168.9
------------------------------------------------------------------------------
  End of period                                             $ 111.1   $ 279.9
------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of capitalized interest)                  $  22.4   $  22.1
    Income taxes                                                2.0       2.4
Supplemental schedule of non-cash investing and
  financing activities:
  Issuance of restricted stock                                  4.0       2.4

See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
(Dollars in millions,
except per share amounts)

 1. The accompanying condensed consolidated financial statements of Armco Inc. should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1997. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, Armco's financial position as of September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year 1998.

Effective January 1, 1998, Armco changed its method of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits. In the nine months ended September 30, 1998, Armco recognized income of $237.5, or $2.20 per share ($1.89 per diluted share), for the cumulative effect of this accounting change.

At the time it originally adopted the standards governing accounting for pensions and other postretirement benefits, Armco chose to use a minimum amortization method whereby unrecognized net gains and losses, to the extent they exceeded 10% of the larger of the benefit obligations or plan assets, were amortized over the average remaining service life of active participants. At Armco, the average remaining service life is approximately 15 years. Use of this method, however, resulted in the accumulation of $419.3 of unrecognized net gains for pensions and other postretirement benefits through 1997. Under the new method, Armco recognizes, as a fourth quarter adjustment, any unrecognized net gains and losses which exceed the 10% corridor, as described above, and amortizes amounts inside the corridor over the average remaining service life of active participants. For the three and nine months ended September 30, 1998, adoption of the new method increased income from continuing operations by $0.8 and $2.3, or approximately $0.01 and $0.02 per share, respectively. Assuming Armco had applied the accounting change retroactively, income from continuing operations and net income for the three and nine months ended September 30, 1998 and 1997 would have been as follows:

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   ------------------  ------------------
                                     1998      1997      1998      1997
                                   --------  --------  --------  --------
Income from continuing operations   $30.7     $30.7     $82.1     $62.1
Net income                           30.7      27.7      82.1      60.4
Basic earnings per share
  Income from continuing operations  0.24      0.25      0.64      0.46
  Net income                         0.24      0.22      0.64      0.44
Diluted earnings per share
  Income from continuing operations  0.23      0.23      0.60      0.45
  Net income                         0.23      0.20      0.60      0.43

2. Armco's inventories are valued at the lower of cost or market. Most of Armco's domestic inventories are valued using the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost. Certain amounts from December 31, 1997 have been reclassified to agree to the 1998 presentation.

                                             September 30,  December 31,
                                                 1998          1997
                                               --------      --------
  Inventories on LIFO:
    Finished and semi-finished                   $279.6       $280.3
    Raw materials                                  15.9         25.8
    Adjustment to state inventories at LIFO value (51.5)       (54.0)
                                                 -------      -------
        Total                                     244.0        252.1
  Inventories on average cost:
    Finished and semi-finished                     15.8         10.8
    Raw materials and supplies                      4.8          5.1
                                                 -------      -------
        Total                                      20.6         15.9
                                                 -------      -------
        Total inventories                        $264.6       $268.0
                                                 =======      =======

3. Sundry other - net in the Condensed Consolidated Statements of Income and Accumulated Deficit includes income of $6.1 and $18.1 for the three and nine months ended September 30, 1998, income of $0.1 for the three months ended September 30, 1997 and net expense of $2.0 for the nine months ended September 30, 1997 for employee benefit obligations related to facilities that have been shut down or divested. The improvement in results for 1998 was primarily due to prior years' favorable investment returns on pension plan assets and lower than expected increases in medical benefit costs.

In the three and nine months ended September 30, 1997, sundry other - net included a one-time gain of $4.0 on the settlement of certain partially impaired long-term receivables.

4. In the nine months ended September 30, 1997, Armco recorded $1.3 of income from discontinued operations for a tax refund related to a company in the previously divested Aerospace and Strategic Materials business segment.

5. In the three and nine months ended September 30, 1997, Armco recognized a $3.0 extraordinary loss for the early retirement of certain debt. The debt was refinanced with a $150.0 issue of 9% Senior Notes due 2007.

6. The following information was used in the calculation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   ------------------  ------------------
                                     1998      1997      1998      1997
                                   --------  --------  --------  --------
Income from continuing operations
Income as reported                  $30.7     $29.7     $82.1     $59.3
Less:  Preferred stock dividends     (4.5)     (4.5)    (13.4)    (13.4)
                                   --------  --------  --------  --------
Income available to common
  shareholders - Basic               26.2      25.2      68.7      45.9
Assumed conversion of $3.625
  Preferred Stock, Class A            2.5       2.5       7.3       7.3
                                   --------  --------  --------  --------
Income available to common
  shareholders - Diluted            $28.7     $27.7     $76.0     $53.2
                                   ========  ========  ========  ========

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   ------------------  ------------------
                                     1998      1997      1998      1997
                                   --------  --------  --------  --------
Common Shares (in millions)
Weighted average shares
  outstanding - Basic               107.9     107.0     107.7     106.9
Assumed exercise of stock options     0.1       0.1       0.1       0.1
Assumed conversion of $3.625
  Preferred Stock, Class A           18.3      18.3      18.3      18.3
                                   --------  --------  --------  --------
Weighted average shares
  outstanding - Diluted             126.3     125.4     126.1     125.3
                                   ========  ========  ========  ========

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

In March 1997, North Atlantic Insurance Company, a group of international insurance companies previously affiliated with AFSG and sold in 1991, filed an application for voluntary liquidation in the United Kingdom. As a result of this voluntary liquidation filing, certain claims have been asserted against NNIC by insureds of North Atlantic. NNIC is defending these claims as well as pursuing related claims against third parties, including North Atlantic. Armco believes that its investment in AFSG will not be materially affected as a result of pending claims or contingent liabilities related to this matter.

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

At September 30, 1998, Armco had recorded in its Condensed Consolidated Balance Sheets, legal and environmental reserves of $63.6, of which $12.1 was classified as a current liability.

8. Effective January 1, 1998, Armco adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 requires Armco to report "other comprehensive income," as defined in the standard, that is not otherwise presented in its Condensed Consolidated Statements of Income. Currently, Armco's other comprehensive income consists solely of foreign currency translation adjustments related to its European subsidiaries. For the three and nine months ended September 30, 1998 and 1997, comprehensive income was as follows:

                                    Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   ------------------  ------------------
                                     1998      1997      1998      1997
                                   --------  --------  --------  --------
Net income                          $30.7     $26.7    $319.6     $57.6
Foreign currency translation
  adjustment                          0.1      (1.1)     (0.4)     (2.6)
                                    ------    ------   -------    ------
Comprehensive income                $30.8     $25.6    $319.2     $55.0
                                    ======    ======   =======    ======

9. At its October 23, 1998 meeting, the Board of Directors declared the regular quarterly dividends payable on Armco's $2.10 Cumulative Convertible Preferred Stock, Class A; $3.625 Cumulative Convertible Preferred Stock, Class A; and $4.50 Cumulative Convertible Preferred Stock, Class B. Payment of dividends on Armco's common stock is currently limited or prohibited under the terms of certain of Armco's debt instruments and inventory credit facility.

10.  Information relating to Armco's industry segments can be found on page
14.


                                  ARMCO INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions, except per share data)

GENERAL
-------
Armco's consolidated results for the three and nine months ended September 30, 1998 and 1997 were as follows:

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   ------------------  ------------------
                                     1998      1997      1998      1997
                                   --------  --------  --------  --------
Net sales                           $415.4    $461.3   $1,313.2  $1,392.9
Operating profit                      30.3      34.0       83.4      81.2
Sundry other-net                       7.0       3.2       19.8      (0.8)
Income from continuing operations     30.7      29.7       82.1      59.3
Discontinued operations                -         -          -         1.3
Extraordinary loss on retirement
  of debt                              -        (3.0)       -        (3.0)
Cumulative effect of a change in
 accounting for postretirement
  benefits                             -         -        237.5       -
Net income                            30.7      26.7      319.6      57.6
Basic earnings per share -
  Income from continuing operations   0.24      0.24       0.64      0.43
  Net income                          0.24      0.21       2.84      0.41
Diluted earnings per share -
  Income from continuing operations   0.23      0.22       0.60      0.42
  Net income                          0.23      0.20       2.49      0.41

Net sales in the three and nine months ended September 30, 1998 were $45.9 and $79.7 lower than in the respective periods of last year, primarily due to reduced pricing across all steel product lines, lower volume in the specialty semi-finished and galvanized steel product lines, and lower snowplow shipments.

Operating profit in the three months ended September 30, 1998 was 11% lower than the amount reported in the same period last year, reflecting lower steel prices and declining results in the Fabricated Products business segment, partially offset by lower pension and retiree medical benefit expenses and a one-time gain of $7.1 for a settlement with a vendor. Postretirement employee benefit expenses in the current year were again lower as a result of prior years' favorable investment returns on pension plan assets and lower than expected increases in medical benefit costs.

The change in sundry other - net between 1997 and 1998 is primarily the result of lower expenses related to long-term benefit obligations for former employees of Armco facilities that have been shut down or divested. This was primarily due to prior years' favorable investment returns on pension plan assets and lower than expected increases in medical benefit costs. In the three and nine months ended September 30, 1998, an additional gain of $1.1 for the above mentioned vendor settlement is reflected in sundry other - net. This amount was related to a previously divested business. In the three and nine months ended September 30, 1997, sundry other - net included a one-time gain of $4.0 on the settlement of certain partially impaired long-term receivables.

In the nine months ended September 30, 1997, Armco recorded $1.3 of income from discontinued operations for a tax refund related to a company in the previously divested Aerospace and Strategic Materials business segment.

In the three and nine months ended September 30, 1997, Armco recognized a $3.0 extraordinary loss on the early retirement of debt. The debt was refinanced with a $150.0 issue of 9% Senior Notes due 2007.

Effective January 1, 1998, Armco changed its method of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits. In the nine months ended September 30, 1998, Armco recognized income of $237.5, or $2.20 per share of common stock ($1.89 per diluted share), for the cumulative effect of this accounting change. Under the newly adopted accounting method, Armco recognizes into income, as a fourth quarter adjustment, unrecognized net gains and losses that exceed 10% of the larger of the benefit obligations or plan assets, and amortizes amounts inside this 10% corridor over the average remaining service life of active participants (approximately 15 years). For the three and nine months ended September 30, 1998, adoption of the new method increased income from continuing operations by $0.8 and $2.3 or approximately $0.01 and $0.02 per share, respectively. However, a decline in interest rates or a marked deterioration in earnings on pension plan assets in the last three months of 1998, could cause Armco to recognize a charge in the fourth quarter related to unrecognized losses outside the 10% corridor. While Armco does not currently expect that unrecognized losses will exceed the 10% corridor, if such a circumstance occurred as of the end of the year, the resulting charge could be material.

Armco may be required to recognize a reduction in shareholders' equity at December 31, 1998 to record a minimum pension liability in accordance with current pension accounting rules. The amount of such reduction, if any, will depend on the performance of the pension assets during the fourth quarter and the effects of the then prevailing interest rates used to determine the present value of pension liabilities at year-end. While the amount of such reduction in shareholders' equity cannot be determined until year-end, if such a determination was made as of October 31, 1998, a $65.0 charge would have been required. The reduction, if any, will not affect Armco's net income.

As a result of expected lower pension funded status at year-end, Armco anticipates higher pension expense in 1999. This would adversely affect operating profit and sundry other - net. However, Armco does not expect any of the above adjustments to result in additional required pension contributions in 1999.

BUSINESS SEGMENT RESULTS
------------------------
Specialty Flat-Rolled Steels
----------------------------

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   ------------------  ------------------
                                     1998      1997      1998      1997
                                   --------  --------  --------  --------
Net sales                           $332.8    $365.4   $1,100.4  $1,143.3
Operating profit                      23.1      20.7       76.7      65.4

In the three months ended September 30, 1998, net sales for the segment were 9% lower than in the same period one year ago, primarily as a result of reduced specialty steel pricing, lower volumes of specialty semi-finished and galvanized steels and the General Motors labor strike. Overall, 1998 third quarter average sales per ton decreased 4% compared to 1997, as record import levels continue to depress pricing across most stainless and electrical product lines.

Customer sales and shipments by major product line were as follows:

                            Three Months Ended           Nine Months Ended
                               September 30,               September 30,
                        -------------------------   -------------------------
                            1998          1997          1998          1997
                        -----------   -----------   -----------   -----------
                         Sales Tons    Sales Tons    Sales Tons    Sales Tons
(tons in thousands)     ------ ----   ------ ----   ------ ----   ------ ----
Specialty flat-rolled   $269.1  195   $269.9  182  $ 868.2  631   $838.3  571
Specialty semi-finished   19.7   24     45.2   38    105.3  105    150.4  125
Galvanized/carbon         35.1   66     43.2   80    101.5  189    129.8  242
Other                      8.9    -      7.1    -     25.4    -     24.8    -
                        ------ ----   ------ ---- -------- ---- -------- ----
     Total              $332.8  285   $365.4  300 $1,100.4  925 $1,143.3  938
                        ====== ====   ====== ==== ======== ==== ======== ====

In the first nine months of 1998, shipments of specialty flat-rolled products, which include automotive exhaust stainless, electrical steel and specialty sheet and strip, increased 10.5% over 1997. Higher shipments of automotive exhaust stainless, in spite of the General Motors strike, and record shipments of electrical steels led the increase. Automotive exhaust stainless demand was driven by high production of light trucks and sport utility vehicles, while electrical steel sales were stimulated by strong housing starts and demand for electrical machinery and equipment. However, lower prices, particularly for specialty sheet and strip products, reduced average sales per ton by 6% in the year-to-year comparison.

Specialty semi-finished shipments and average sales per ton decreased substantially in the first nine months of 1998 versus the same period in 1997 reflecting worldwide market softness and the effect of increased imports. Pricing was also affected by declining raw material costs, primarily costs for nickel.

Galvanized carbon steel shipments, produced by the Dover Operations from purchased cold rolled bands, decreased 22% as a result of increases in domestic competition and low-priced imports.

In the first nine months of 1998, operating profit increased $11.3 over the same period in 1997, primarily as a result of a settlement with a vendor and reduced pension and other retiree benefit expenses. The one-time gain of $7.1 for the Specialty Flat-Rolled Steels portion of the settlement is reflected in the segment's operating profit for the three and nine months ended September 30, 1998.

Outlook: Shipment levels in the fourth quarter of 1998 are expected to remain near the same levels as the third quarter. The labor strike at General Motors should have little effect on Armco's 1998 results taken as a whole, as sales lost in the third quarter are expected to be made up in the fourth quarter. Shipments and net sales for 1999 will depend on consumer demand for durable goods, the outcome of the trade cases discussed below and whether recent price increases for stainless steels are realized.

During the remainder of the year, high levels of specialty steel imports are expected to continue to depress pricing. However, in June 1998, Armco and other domestic producers of flat-rolled stainless sheet and strip products filed petitions with the U.S. Department of Commerce and the International Trade Commission charging eight foreign countries with violations of U.S. trade laws. A finding that unfairly traded imports have caused injury to domestic producers could result in tariffs that may help slow the flood of imports, but probably not until 1999. On July 24, 1998, the International Trade Commission issued its preliminary finding that there has been injury to domestic producers. A preliminary determination on antidumping margins is expected to be made by the U.S. Department of Commerce on December 17, 1998. However, there can be no assurance of a successful final outcome and the imposition of tariffs on imports.

Armco has reduced production turns at the Butler and Mansfield melt shops, along with selected finishing operations, in an effort to match production to order levels and balance inventories. A reduction in production turns can be expected to unfavorably impact costs. In addition, pension and other post-retirement benefit expenses are expected to increase in 1999, adversely affecting the segment's results.

Fabricated Products
-------------------

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   ------------------  ------------------
                                     1998      1997      1998      1997
                                   --------  --------  --------  --------
Net sales                            $82.6     $95.9    $212.8    $249.6
Operating profit                      14.0      19.5      22.2      34.0

Net sales in the three and nine months ended September 30, 1998 decreased $13.3 and $36.8, respectively, compared to 1997. Lower customer sales at Douglas Dynamics reflected significantly below average snowfall this past winter in its major markets resulting in relatively high dealer inventories, which affected both snowplow and ice control product shipments. A decline in operating profit also reflected the lower shipment levels.

Net sales and operating profit at Sawhill Tubular decreased on lower volume and selling prices, which reflected softness in the market. Greens Port's revenues and operating profit for 1998 increased over last year in both the quarter and first nine months.

Outlook: High dealer inventories, resulting from last winter's mild weather, are expected to depress snowplow shipments during the remainder of 1998. Shipments and net sales for 1999 will depend heavily on the amount of snowfall this winter in Douglas Dynamics' market areas and the strength of four wheel drive light truck sales. Tubular sales and operating profit are expected to remain flat with slight volume increases offset by increasing pressure on pricing from excess capacity and imported pipe. Greens Port is expected to maintain its current performance level.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 1998, Armco had $123.7 of cash, cash equivalents and liquid investments compared to $194.9 at December 31, 1997. Cash, cash equivalents and liquid investments decreased $71.2 during the first nine months of 1998, primarily due to principal payments on debt of $34.4, capital expenditures of

$19.0, preferred stock dividend payments of $13.4 and $11.9 of cash used by operations, principally as a result of increases in working capital. Partially offsetting these cash outflows were $7.4 of proceeds from the sale of assets and investments.

In addition to cash on hand, Armco has a receivables credit facility with a commitment of up to $120.0 for borrowings and letters of credit. Under this facility, Armco Funding Corporation, a wholly owned subsidiary to which Armco sells substantially all of its receivables, may borrow, depending on its available borrowing base and the amount of letters of credit outstanding, up to $120.0 secured by those receivables. In addition, Armco can borrow up to $50.0 under a credit facility secured by certain of its inventories. At September 30, 1998, no borrowings were outstanding under either facility. However, Armco had outstanding $61.1 of letters of credit and a total of $92.5 was available for borrowing under both facilities.

The inventory credit facility expires at the end of 1998 and Armco is currently in negotiations with its bank group to extend this facility. Armco Funding Corporation is currently in discussions with its bank group to renegotiate and extend its receivables facility, which currently expires at the end of 2000. Armco expects that the extended facilities, with total commitments of $170.0, will be in place prior to the end of the year.

Armco anticipates cash outlays of approximately $20.0 during the remainder of 1998 and $55.0 to $65.0 in 1999 for capital expenditures, which it expects to be paid out of existing cash balances and cash generated from operations.

On October 23, 1998, Armco's Board of Directors declared the regular quarterly dividends of $.525 per share on the $2.10 Cumulative Convertible Preferred Stock, Class A, and $.90625 per share on the $3.625 Cumulative Convertible Preferred Stock, Class A, each payable December 31, 1998 to shareholders of record on November 27, 1998. The Board of Directors also declared the regular quarterly dividend of $1.125 per share on the $4.50 Cumulative Convertible Preferred Stock, Class B, payable January 4, 1999 to shareholders of record on November 27, 1998. Payment of dividends on Armco's common stock is currently limited or prohibited under the terms of certain of Armco's debt instruments and inventory credit facility.

NEW ACCOUNTING STANDARD
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Armco intends to adopt the new standard when required in 2000. Armco does not expect that SFAS No. 133 will have a material effect on its financial statements; however, its effect, if any, will depend on Armco's exposure to derivative instruments at the time of adoption and thereafter.

THE YEAR 2000 ISSUE
-------------------
Many existing computer systems may not be able to appropriately interpret dates after December 31, 1999 because such systems allow only two digits to indicate a year in the date field. If not corrected, many computers and computer applications could fail or create erroneous results, causing safety, operational and financial problems. If such a failure were to occur to certain of its computer systems, Armco's manufacturing and financial systems could be temporarily shut down, resulting in a material adverse effect on its financial condition, liquidity and results of operations. In addition, the failure of vendor computer systems could cause interruption of deliveries of key supplies or utilities, which might result in similar material adverse impacts. Because of the complexity of the issues and the number of parties involved, Armco cannot reasonably predict with certainty the nature or likelihood of such impacts.

However, Armco, using its internal staff and outside consultants, is actively addressing this situation and anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under its control. Armco has completed an assessment of substantially all business information, manufacturing and facility control systems to identify areas of concern. Armco is in the process of modifying or replacing noncompliant computer hardware and software used internally. In addition, Armco has surveyed its suppliers in regard to their Year 2000 preparations, focusing on those suppliers most critical to its operations. Armco intends to continue to monitor the Year 2000 compliance efforts of its suppliers and to obtain, to the extent possible, assurances that they will be able to deliver their products and services without interruption.

To prepare for the reasonably likely worst case scenario, Armco is developing a contingency plan designed to mitigate the effects on its operations in case certain of its systems or suppliers fail to perform as planned. This plan is expected to be completed by the end of the second quarter of 1999. Contingency planning will consist of providing all required resources to repair internal systems should they fail at critical times, as well as establishing additional inventories and back-up procedures in the event suppliers are unable to deliver raw materials and services in a timely manner.

Armco has prioritized its efforts, planning to complete work on noncompliant systems in the most critical areas first, with the expectation that virtually all Year 2000 compliance activities, including system testing, will be completed by September 30, 1999. In this process, Armco has redirected its systems resources from noncritical projects to Year 2000 compliance activities, resulting in an immaterial increase in expense. Armco currently anticipates that it will spend approximately $6.0 and $11.0 in 1998 and 1999, respectively, on Year 2000 compliance activities. These expenditures, which are expected to consist primarily of capital expenditures, outside consultants and internal personnel costs, have been and will be funded out of operating cash flows.

FORWARD-LOOKING STATEMENTS
--------------------------
Certain statements made in this Management's Discussion and Analysis of the Condensed Consolidated Financial Statements and in the Notes to Condensed Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the foregoing paragraphs entitled "Outlook", the sections entitled NEW ACCOUNTING
                                                               --------------
STANDARD and THE YEAR 2000 ISSUE, and Note 7 relating to contingencies. They
--------     -------------------
also include the discussion regarding the 1998 accounting change in the section entitled GENERAL.
                 -------
As discussed in its Form 10-K for the year ended December 31, 1997, Armco cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those risk factors specifically noted in the above referenced Management's Discussion and Analysis and Notes, such factors include, but are not limited to, the following: risks of a downturn in the general economy or in the highly cyclical steel industry; volatility in financial markets, which may affect invested pension plan assets and the calculation of benefit plan liabilities and expenses; changes in demand for Armco's products; unplanned plant outages, equipment failures or labor difficulties; actions by Armco's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in U.S. trade policy and actions respecting imports; disruptions in the supply of raw materials; actions by reinsurance companies with which AFSG does business or foreign or domestic insurance regulators; and changes in application or scope of environmental regulations applicable to Armco.

                                   ARMCO INC.
                                 SEGMENT REPORT
                                  (Unaudited)
 (Dollars in millions)
                                      1998                    1997
                               ------------------   -------------------------
                               3rd    2nd    1st    4th    3rd    2nd    1st
                               Qtr.   Qtr.   Qtr.   Qtr.   Qtr.   Qtr.   Qtr.
                              -----  -----  -----  -----  -----  -----  -----
Specialty Flat-Rolled Steels:
  Customer sales             $332.8 $376.2 $391.4 $353.7 $365.4 $402.9 $375.0
  Operating profit             23.1   27.1   26.5   23.2   20.7   22.3   22.4

Fabricated Products:
  Customer sales               82.6   73.9   56.3   82.7   95.9   87.4   66.3
  Operating profit (loss)      14.0    9.6   (1.4)   7.9   19.5   11.9    2.6

Corporate general              (6.8)  (4.9)  (3.8)  (6.9)  (6.2)  (6.2)  (5.8)
------------------------------------------------------------------------------
Total operating profit         30.3   31.8   21.3   24.2   34.0   28.0   19.2

Interest income                 1.9    1.6    2.5    3.2    2.5    2.4    2.5
Interest expense               (7.0)  (7.1)  (7.6)  (8.8)  (9.5)  (8.5)  (8.7)
Sundry other - net              7.0    6.9    5.9   (0.3)   3.2   (0.6)  (3.4)
------------------------------------------------------------------------------
Income before income taxes     32.2   33.2   22.1   18.3   30.2   21.3    9.6

Provision for income taxes     (1.5)  (2.1)  (1.8)  (0.5)  (0.5)  (1.1)  (0.2)
------------------------------------------------------------------------------
Income from continuing
  operations                   30.7   31.1   20.3   17.8   29.7   20.2    9.4

Discontinued operations -
  Gain on sale of Aerospace
    and Strategic Materials     -      -      -      1.4    -      1.3    -
Extraordinary loss on
  retirement of debt            -      -      -      -     (3.0)   -      -
Cumulative effect of a
  change in accounting for
  postretirement benefits       -      -    237.5    -      -      -      -
------------------------------------------------------------------------------
Net income                   $ 30.7 $ 31.1 $257.8 $ 19.2 $ 26.7 $ 21.5 $  9.4
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

Part II.  Other Information


Item 1.   Legal Proceedings
          ----------------

There are various claims pending against Armco and its subsidiaries involving product liability, patent, reinsurance and insurance arrangements, environmental, antitrust, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended December 31, 19983 (the Form 10-K) and Armco's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 (the Form 10-Qs). The following summarizes significant developments in previously reported matters and any material claims asserted since June 30, 1998:

On September 30, 1998, the United States Environmental Protection Agency ("USEPA") issued an order under Section 3013 of the Resource Conservation and Recovery Act requiring environmental investigation at Armco's Mansfield Operations. The cost of the investigation is not expected to have a material effect on future, interim or annual results of operations. Armco has filed a complaint against the USEPA in the U.S. District Court for the Northern District of Ohio, Eastern Division, which seeks injunctive relief and to set aside penalties during the pendency of the legal proceeding. Armco believes the order is without legal basis and is technically unnecessary due to the results of past USEPA investigations and sampling at Mansfield. While Armco believes the court should set aside penalties, if the court does not set aside these penalties, the USEPA can assert its authority to assess $5,500 a day in penalties for each violation of the order.

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

Item 6.   Exhibits and Reports on Form 8
          ------------------------------

A.        The following is an index of the exhibits included in the Form
          10-Q:

          None

B. No Report on Form 8-K was filed by Armco during the quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                                   Armco Inc.
                                   ---------------------------------------
                                   (Registrant)




Date    November 5, 1998           /s/ Jerry W. Albright
      ---------------------        ---------------------------------------
                                   Jerry W. Albright
                                   Vice President and Chief Financial Officer



Date    November 5, 1998           /s/ John N. Davis
      ---------------------        ---------------------------------------
                                   John N. Davis
                                   Vice President and Controller