Form 10-Q/A
period 1998-09-30
ARMCO INC
filed 1998-11-13
CIK 7383

                                  FORM 10-Q/A

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
                           Yes         No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at October 31, 1998:  107,905,722

Item 5   Other Information
------   -----------------

Any shareholder proposals intended to be presented at the 1999 Annual Meeting of Shareholders must be received by Armco by November 16, 1998, in order to be considered for inclusion in the Proxy Statement and Form of Proxy for that meeting. Proxies solicited by Armco's Board of Directors for the 1999 Annual Meeting of Shareholders may confer discretionary authority to vote on any shareholder proposal that is submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 if notice of such proposal is not received by Armco by January 27, 1999. Shareholders intending to nominate director candidates for election at the 1999 Annual Meeting of Shareholders must deliver written notice, including specific information, to the Secretary of Armco, at its offices at One Oxford Centre, 301 Grant Street, Pittsburgh, Pennsylvania 15219-1415, by January 24, 1999.

                              SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        ARMCO INC.



Date:  November 13, 1998                    By: /s/ Gary R. Hildreth
                                        ------------------------------------
                                            Name:  Gary R. Hildreth
                                            Title: Vice President