Form 10-K405
period 1998-12-31
ARMCO INC
filed 1999-03-12
CIK 7383

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1998
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
      Class A Preferred Stock, without par value New York Stock Exchange Class B Preferred Stock, $1 par value each New York Stock Exchange
      Common Stock, $.01 par value each/             New York Stock Exchange
      Rights to Purchase Participating Preferred
        Stock of Class A Preferred Stock             New York Stock Exchange
      9% Senior Notes, due 2007                      New York Stock Exchange
      8 7/8% Senior Notes, due 2008                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                    -----      -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of Armco Inc. (assuming solely for purposes of this Form, that all members of registrant's Board of Directors are "affiliates") was approximately $698,241,346 as of February 26, 1999.

     As of the close of business on February 26, 1999, there were 107,912,948 shares of Common Stock outstanding.
Documents incorporated by reference herein include:

     Annual Report to Shareholders for the year ended December 31, 1998 -- Parts I, II, and IV of this report.
     Proxy Statement for the 1999 Annual Meeting of Shareholders filed with the Commission under Rule 14a-6 of the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders -- Part III of this report.

                                     PART I


ITEM 1.     BUSINESS

General

     Armco Inc. ("Armco" or the "Company") was incorporated as an Ohio corporation in 1917 as a successor to a New Jersey corporation incorporated in 1899. Armco believes it is the largest domestic producer of stainless sheet and strip and electrical steels, based on tons shipped. Armco's Sawhill Tubular Division manufactures a wide range of steel pipe and tubing products for use in the construction, industrial and plumbing fields. The Company also owns Douglas Dynamics, L.L.C. ("Douglas Dynamics"), the largest North American manufacturer of snowplows for four-wheel drive light trucks. Armco also operates an industrial park on the Houston, Texas ship channel.

     Armco's strategic objectives include enhancing and expanding its leading domestic position as a producer of specialty flat-rolled steels via incremental facility additions that add value through cost reductions or productivity gains, or through joint venture/partnership arrangements where value can be added without major capital outlay. In addition, Armco is exploring possible acquisitions of "downstream," fabricating or parts-producing businesses -- such as first and second operations like blanking, stamping, tool and die manufacturing, welding, fabrication and forming operations -- that will allow it to fully utilize its specialty steel technical, manufacturing and customer service expertise. Armco also intends to expand its snowplow business by adding new snowplow and ice control products to reach new market segments as well as modestly expanding its industrial park facility.

Business Segments

     In 1998, Armco adopted Statement of Financial Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. As a result, Armco changed its segment presentation to reflect the operating segments and performance measurements evaluated regularly by its chief executive officer.

     The Company operates in three business segments: Specialty Flat-Rolled Steels, Tubular Products, and Other Businesses. Information on the amounts of revenue, operating results and identifiable assets attributable to each of Armco's business segments, set forth in Note 8 of the Notes to Consolidated Financial Statements in Armco's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated by reference herein.

     Additional information about Armco's business segments is set forth in Management's Discussion and Analysis in Armco's Annual Report to Shareholders for the year ended December 31, 1998, which is incorporated by reference herein.

Specialty Flat-Rolled Steels Segment

     Armco's Specialty Flat-Rolled Steels businesses produce and finish flat-rolled stainless, electrical and galvanized carbon steels at manufacturing operations located in Butler, Pennsylvania, and Coshocton, Dover, Mansfield and Zanesville, Ohio. The Butler and Mansfield facilities produce both semi-finished and finished specialty stainless and electrical steels in slab, hot band and sheet and strip form. The Coshocton plant finishes stainless steel in sheet and strip form and the Zanesville plant finishes stainless and electrical sheet and strip. The Dover facility coats carbon steel products at its galvanizing facility. The segment also includes the results of European trading companies that buy and sell steel and manufactured steel products.

     The stainless and electrical steel industry is a relatively small but distinct segment of the overall steel industry that represented approximately 2% of domestic steel tonnage but accounted for approximately 14% of domestic steel revenues in 1998. These steels differ from basic carbon steel by their metallurgical composition. Electrical steels have properties that make them desirable in the generation and distribution of electricity. Stainless steels are made with a high alloy content, which permits their use in environments that demand exceptional hardness, toughness, strength and resistance to heat, corrosion or abrasion, or combinations thereof. Unlike high-volume carbon steel, stainless and electrical steels are generally produced in relatively small quantities utilizing special processing techniques designed to meet more exacting specifications and tolerances. Stainless and electrical steel products sell at higher prices and generate higher average profit margins than carbon steel products.

     Stainless steel contains elements such as chromium, nickel and molybdenum that give it the unique qualities of resistance to rust, corrosion and heat; high strength; good wear characteristics; natural attractiveness; and ease of maintenance. Stainless steel is used in the automotive and aerospace industries, and in the manufacture of food handling, chemical processing, pollution control, medical and health equipment and other products where its combination of strength, durability and attractiveness is desirable. Electrical steels are iron-silicon alloys which, through special production techniques, possess unique magnetic properties that make them desirable for use as energy efficient material in such applications as power transmission and distribution transformers, electrical motors and generators.

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

     Armco produces flat-rolled stainless and electrical sheet and strip products that are used in a diverse range of consumer durables and industrial applications. During the last three years, approximately 77% of Armco's sales of specialty flat-rolled steel has been finished stainless and electrical steels, 10% has been specialty semi-finished and 10% has been galvanized carbon steel. The remaining sales in this segment of Armco's business are primarily related to the foreign subsidiaries that buy, warehouse, and sell specialty steel products. Major markets served are industrial machinery and electrical equipment, automotive, construction and service centers.

     Armco is the leading producer of chrome stainless grades used primarily in the domestic market for automotive exhaust components. Stainless steel, which formerly was not used in parts of the exhaust system other than the catalytic converter, is now used in the entire exhaust system, from manifold to tailpipe, by many auto manufacturers. Armco has developed a number of specialty grades for this application. Armco is also known for its "bright anneal" finish utilized for automotive and appliance trim and chrome grades used for cutlery, kitchen utensils, scissors and surgical instruments. Specialty chrome nickel grades produced by Armco are used in household cookware, restaurant, food processing and medical equipment. Other Armco stainless products have various automotive, agricultural, heating, air conditioning and various industrial uses.

     Armco is the only United States manufacturer of a complete line of flat-rolled electrical steel products. It is also the only domestic manufacturer utilizing laser scribing technology. In this process, the surface of electrical steel is etched with high-technology lasers that refine the magnetic domains of the steels, resulting in superior electrical efficiency. Major electrical product categories are: Regular Grain Oriented ("RGO"), used in the cores of power and distribution transformers; Cold Rolled Non-Oriented ("CRNO"), used for electrical motors, generators and lighting ballasts; and TRAN-COR[registered trademark]H, which is used in power transformers and is the only high permeability electrical steel made domestically.

     Additionally, Armco produces a full range of hot-dipped galvanized products primarily for use in the heating, ventilation and air conditioning ("HVAC") market.

     Armco's order backlog for its Specialty Flat-Rolled Steels segment was $193.7 million at December 31, 1998, and $188.5 million at December 31, 1997. While substantially all of the orders on hand at year-end 1998 are expected to be shipped in 1999, such orders, as is customary in the industry, are subject to modification, extension or cancellation.

     Armco's specialty steelmaking operations are located in Pennsylvania and Ohio. Armco's Butler, Pennsylvania facility, which is situated on 1,300 acres with 3.2 million square feet of buildings, continuously casts 100% of its steel. Melting takes place in three 175-ton electric arc furnaces that feed the world's largest (175-ton) argon-oxygen decarburization unit and a 175-ton vacuum degassing unit for refining molten metal that, in turn, feed two double strand continuous casters. The melt capacity at Butler is approximately 950,000 cast tons. Butler operates a hot-strip mill, anneal and pickle units and two fully-automated tandem cold-rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

     The finishing plant in Coshocton, Ohio, located on 650 acres, is housed in a 600,000 square-foot plant and has three Sendzimer mills and two Z-high mills for cold reduction, four anneal and pickle lines, bell annealing furnaces, three bright anneal lines and other processing equipment, including temper rolling, slitting and packaging facilities.

     The Mansfield, Ohio plant consists of a 1.4 million square-foot facility, including a melt shop with two electric arc furnaces (170-ton and 128-ton), a 135-ton argon-oxygen decarburization unit, a thin-slab continuous caster, a six-stand hot strip mill, a five-stand tandem cold rolling mill and a pickle line.

     Armco's Zanesville, Ohio plant, with 508,000 square feet of buildings on 88 acres, is a finishing plant for some of the steel produced at Butler and Mansfield and has a Sendzimer cold-rolling mill, anneal and pickle lines, high temperature box anneal and other decarburization and coating units.

     The Dover, Ohio plant consists of a 600,000 square foot facility including a 48 inch galvanizing line, bell annealing furnaces and a temper mill. The Dover plant has been the subject of sale negotiations over the past year. However, no assurances can be given that a sale will be completed.

Tubular Products Segment

     This business segment consists of Armco's Sawhill Tubular Division. Sawhill Tubular manufactures a wide range of steel pipe and tubular products for use in the non-residential construction, industrial, plumbing and heating markets at plants in Sharon and Wheatland, Pennsylvania and Warren, Ohio.

     Armco's order backlog for its Tubular Products segment was $17.3 million at December 31, 1998 and $23.0 million at December 31, 1997. The decrease in 1998 was due to lower volume and selling prices as a result of oversupply in the market, including a high level of imported pipe. While substantially all of the orders on hand at year-end 1998 are expected to be shipped in 1999, such orders, as is customary in this industry, are subject to modification, extension or cancellation. Armco has been, and continues to be, in negotiations for the sale of Sawhill Tubular. However, no assurances can be given that a sale will be completed.

Other Businesses

     The businesses currently included in this segment are described below.

     -- Douglas Dynamics, L.L.C. is the largest North American manufacturer of snowplows for four-wheel drive light trucks. Douglas Dynamics, which has manufacturing plants in Rockland, Maine, Milwaukee, Wisconsin and Johnson City, Tennessee, sells its snowplows and ice control products under the brand names Western and Fisher through independent distributors in the United States and Canada. Douglas Dynamics' sales depend on the level of four-wheel drive light truck sales and total snowfalls in major markets.

     -- Greens Port Industrial Park consists of approximately 500 acres on the Houston Ship Channel and leases land, buildings and rail car storage facilities to third parties and operates a deep water loading dock on the channel.

Employees

     At December 31, 1998, Armco had approximately 5,700 employees. Most of Armco's domestic production and maintenance employees are represented by international, national or independent local unions, although some operations are not unionized.

     Armco has agreements with the United Steelworkers of America at its Mansfield and Dover plants, which terminate September 1, 1999, and at its Sharon plant, which terminates September 30, 1999.

Competition

     The Company faces intense competition from domestic and foreign steel producers, and also from producers of components and other products and manufacturers of competing products other than steel, including aluminum, plastics, composites and ceramics. Competition is based primarily on price, with factors such as reliability of supply, service and quality also being important in certain segments.

     In addition to existing competition, AK Steel Corporation, an integrated steel company has announced plans to enter the specialty steel market. AK Steel is building a steel finishing facility in Rockport, Indiana that is expected to be completed in mid-1999. When completed, this facility will provide AK Steel with substantial stainless steel processing and finishing capacity. Increases in the production capacity and efficiency of other domestic producers, together with possible new entrants into the specialty steel market, are expected to result in intensified competition that could exert downward pressure on price and market share.

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

     In recent years, record levels of imports have depressed pricing on specialty steel products in the U.S. In June 1998, Armco and other domestic producers of flat-rolled stainless sheet and strip products filed petitions with the U.S. Department of Commerce and the International Trade Commission charging eight foreign countries with violations of U.S. trade laws. On July 24, 1998, the U.S. International Trade Commission issued its preliminary finding that there has been injury to domestic producers. On November 10, 1998, the U.S. Department of Commerce announced preliminary results in the subsidy investigations, establishing countervailing duty rates for companies in France, Italy and South Korea. On December 17, 1998, the U.S. Department of Commerce announced a preliminary determination on antidumping margins for companies in those countries, as well as in Germany, Japan, Mexico, Taiwan and the United Kingdom. Final antidumping determinations are expected to be announced in the second quarter of 1999. A finding that unfairly traded imports have caused injury to domestic producers could result in tariffs that may help slow the flood of imports.

     In addition, with respect to electrical steels, in mid-1999 the U.S. Department of Commerce and the U.S. International Trade Commission are expected to review existing antidumping and countervailing duties involving Italian and Japanese producers to determine whether these protections should be extended for another five years. The failure to obtain or extend meaningful tariff protections for any of the products Armco sells could adversely affect prices and reduce profitability.

Raw Materials and Energy Sources

     Raw materials represent a major component of production costs in the steel industry. The principal raw materials used by Armco in the production of steels are iron and carbon steel scrap, chrome and nickel and their ferroalloys, stainless steel scrap, silicon, molybdenum and zinc. These materials are purchased in the open market from various outside sources.
Since much of this purchased raw material is not covered by long-term contracts, availability and price are subject to world market conditions. Chrome, nickel and certain other materials in mined alloy form can be acquired only from foreign sources, many of them located in developing countries that may be subject to unstable political and economic conditions that might disrupt supplies or affect the price of these materials. A significant portion of Armco's chrome and nickel requirements, however, is obtained from stainless steel scrap rather than mined alloys. While certain raw materials have been in short supply from time to time, Armco currently is not experiencing and does not anticipate any problems obtaining appropriate materials in amounts sufficient to meet its production needs. Armco also uses large amounts of electricity and natural gas in the manufacture of its products. It is expected that such energy sources will continue to be available in the foreseeable future.

The Year 2000 Issue

     A discussion of Year 2000 issues is incorporated herein by reference from Management's Discussion and Analysis under the caption "The Year 2000 Issue" of the Annual Report to Shareholders for the year ended December 31, 1998.

Environmental Matters

     A discussion of environmental matters is incorporated herein by reference from Management's Discussion and Analysis and Notes to Consolidated Financial Statements under the captions "Environmental Matters," "Environmental Liabilities" and "Litigation and Environmental Matters", respectively, of the Annual Report to Shareholders for the year ended December 31, 1998.

Research and Development

     Armco carries on a broad range of research and development activities aimed at improving its existing products and manufacturing processes and developing new products and processes. Armco's research and development activities are carried out primarily at a central technology center located in Middletown, Ohio. This center is engaged in applied materials research related to iron and steel, non-ferrous materials and new materials. In addition, the materials and metallurgy departments at each operating unit develop and implement improvements to products and processes that are directly connected with the activities of such operating unit. Armco spent $14.2 million, $15.3 million and $13.1 million, respectively, on research and development in the years 1998, 1997 and 1996.

Discontinued Operations

Armco Financial Services Group ("AFSG")

     Armco's investment in AFSG represents the net assets of its discontinued insurance and finance leasing businesses, which have been largely liquidated. The insurance companies, including Northwestern National Insurance Company
(NNIC), have stopped writing new business and are being "run off." These insurance companies have not written any new business for retention since 1986 except for an immaterial amount of guaranteed renewable accident and health business. AFSG is accounted for as a discontinued operation under the liquidation basis of accounting, whereby future cash inflows and outflows are considered.

     The discontinued insurance companies estimate that 60% of future claims will be paid in the next five years and that substantially all of the claims will be paid by the year 2017. The ultimate amount of the claims as well as the timing of the claims payments are estimated based on the annual review of loss reserves performed by independent and consulting actuaries. There have been no charges recorded to income with respect to these companies since 1990.

     There are various pending matters relating to litigation, arbitration and regulatory affairs arising out of the runoff operations of the AFSG companies. In March 1997, North Atlantic Insurance Company, a group of international companies, previously affiliated with AFSG but sold in 1991, filed an application for voluntary liquidation in the United Kingdom. As a result of this voluntary liquidation filing, certain claims have been asserted against NNIC by insureds of North Atlantic. NNIC is defending these claims as well as pursuing related claims against third parties and North Atlantic.

     Armco management continues to believe, based on current facts and circumstances and the opinions of outside counsel and advisors, that future charges, if any, resulting from the liquidation of AFSG, including matters related to the voluntary liquidation of North Atlantic, will not be material to Armco's financial condition or liquidity. However, it is possible that, due to fluctuations in Armco's operating results, future developments could have a material effect on the results of one or more future interim or annual periods.

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

     Environmental Proceedings.  Most environmental actions involving Armco
     --------------------------
relate to alleged contamination at off-site treatment and disposal sites. Other claims sometimes arise from contractual obligations for properties Armco previously owned or leased and from regulatory actions. In most of these cases, Armco is one of many companies who have been identified as potentially responsible parties ("PRPs"). In a few instances, Armco is one of only a few parties or is alleged to be solely liable. It is routinely asserted that joint and several liability will be applied in such cases; thus, a single party could be held liable for all costs related to a site. However, Armco's experience has been that liability is apportioned on the basis of volume and/or toxicity of materials sent to a site and Armco expects that any ultimate liability would be apportioned among Armco and other financially viable parties. Armco intends to assert all meritorious legal and equitable defenses that are available to it with respect to environmental matters.
Based on Armco's analysis of the claims against it for contamination, including the presence of other PRPs, Armco's experience in resolving similar claims, and in some instances the type of contamination and expected remediation costs, Armco does not believe that its liability, if any, for these claims would materially impact its consolidated financial position or liquidity. However, it is possible that due to fluctuations in Armco's operating results, future developments with respect to such matters could have a material effect on the results of operations in future interim or annual periods.

     On February 27, 1995, the Ohio Environmental Protection Agency ("OEPA") issued a Notice of Violation ("NOV") to Armco's Zanesville Operations alleging noncompliance with both a 1993 Order and various state regulations regarding hazardous waste management. Armco continues to work with OEPA to achieve final resolution of this matter. No proposed penalties were included in the NOV and Armco cannot reasonably estimate potential penalties, if any, based on current information.

     On September 30, 1998, the United States Environmental Protection Agency ("USEPA") issued an order under Section 3013 of the Resource Conservation and Recovery Act requiring environmental investigation at Armco's Mansfield Operations. The cost of the investigation is not expected to have a material effect on future, interim or annual results of operations. Armco has filed a complaint against the

USEPA in the U.S. District Court for the Northern District of Ohio, Eastern Division, which seeks injunctive relief and to set aside penalties during the
pendency of the legal proceeding.    Armco's complaint challenges the legal
basis for the Order, the lack of support in the administrative record for such an Order, and the lack of due process the Order provides to Armco in responding to modifications and expansions USEPA could make to the scope of work to be performed under the Order. The complaint was filed on October 30, 1998. On December 30, 1998, USEPA filed a motion to dismiss Armco's complaint primarily on the basis that the Order was not final agency action and therefore, that the court lacked subject matter jurisdiction. Armco is preparing a response to this motion.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of Armco during the fourth quarter of the year ended December 31, 1998.

Executive Officers of Armco

     The executive officers of Armco as of March 12, 1999, were as follows:

                                                                      Years
                  Age as of                              Tenure in   of
Service
Name            March 12, 1999        Office             Office(1)  with Armco
----            ---------------       ------             ----------- ---------
-
James F. Will        60         Chairman, President and
                                Chief Executive Officer   1994(2)       7

Jerry W. Albright    62         Vice President and
                                Chief Financial Officer   1997          2

James L. Bertsch     55        Vice President and
                               Treasurer                  1989         33

John B. Corey        55        Vice President - Diversified
                               Businesses and Business
                               Development.  President,
                               Douglas Dynamics, L.L.C.   1994         20

John N. Davis        40        Vice President and
                               Controller                 1996          7

Gary R. Hildreth     60        Vice President, General
                               Counsel and Secretary      1993         28

Gary L. McDaniel     52        Vice President -
                               Operations                 1996          6

M. Dennis McGlone    49        Vice President -
                               Commercial                 1996          7

Pat J. Meneely       47        Vice President - Information
                               and Organizational
                               Effectiveness              1995          4

DeWayne W. Tuthill   62        Vice President - Purchasing
                               and Materials Management   1998          1



     (1) All officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified. Each of the officers named above has held responsible positions with Armco or its subsidiaries during all of the past five years, with the exceptions of Messrs. Albright, Meneely and Tuthill. Prior to joining Armco, Mr. Albright was a consultant and small business owner. Prior to that he was Assistant to the President of Armco Inc. and prior to that he was Vice President and Chief Financial Officer of Cyclops Industries, Inc. Immediately prior to joining Armco, Mr. Meneely worked as an executive consultant and held executive positions with Sara Lee Hosiery and Wheeling-Pittsburgh Steel Corporation. Mr. Tuthill previously served as Group Executive Vice President at Wheeling-Pittsburgh Steel Corporation since October of 1995. Having been with Wheeling-Pittsburgh since 1989, Mr. Tuthill also held the positions of Executive Vice President of Operations and Vice President - Purchasing, Traffic and Raw Materials.

     (2) Effective February 1, 1996, Mr. Will was elected Chairman of the Board in addition to the positions of President and Chief Executive Officer.

                                    PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

     Armco's common stock is sold principally on the New York Stock Exchange. At February 26, 1999, there were 19,782 common stock shareholders of record. Other information required by this item is incorporated herein by reference from pages 32 and 36 of the Annual Report to Shareholders for the year ended December 31, 1998.

ITEM 6.     SELECTED FINANCIAL DATA

(In millions, except per share amounts)(1)
                                     1998      1997      1996     1995
1994
                                     ----      ----      ----     ----      --
--
Net sales                             $1,706.5  $1,829.3  $1,724.0  $1,559.9
$1,437.6
Special charges - net (2)                 --        --        (8.8)     --
(35.0)
Income from continuing operations        109.6      77.1      26.0      23.5
65.8
Income per common share
   from continuing operations:
   - Basic                                0.85      0.55      0.08      0.05
0.46
   - Diluted                              0.81      0.55      0.08      0.05
0.46
Total assets                           1,893.8   1,881.3   1,867.8   1,896.6
1,934.9
Long-term debt and lease obligations     250.7     306.9     344.3     361.6
363.8
Long-term employee benefit obligations   898.0   1,178.1   1,200.2   1,165.9
1,221.9


-------------------------------



     (1) The information in this Item should be read in conjunction with Armco's financial statements and the notes thereto, which are incorporated by reference in Item 8.

     (2) Special charges primarily relate to the sale and/or rationalization of operating facilities.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information required by this Item is incorporated herein by reference from pages 16-21 under the caption Management's Discussion and Analysis in the Annual Report to Shareholders for the year ended December 31, 1998.

Other

     Certain statements made or incorporated by reference in this Form 10-K, or made in press releases or in oral presentations made by Company employees, reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the paragraphs entitled Outlook for 1999, Armco Financial Services Group (AFSG), Liquidity And Capital Resources, Environmental Matters, The Year 2000 Issue and New Accounting Standard in the section entitled Management's Discussion and Analysis and in the Letter to Shareholders contained in the Annual Report to Shareholders and in Note 1. Summary of Significant Accounting Policies, relating to Concentration of Credit Risk and New Accounting Standard; Note 9. Litigation and Environmental Matters; and Note 10. Discontinued Operations, relating to AFSG in the Notes to Consolidated Financial Statement in the Annual Report to Shareholders incorporated herein by reference.

     Armco cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following: risks of a downturn in the general economy or in the highly cyclical steel industry; volatility in financial markets, which may affect invested pension plan assets and the calculation of benefit plan liabilities and expenses; changes in demand for Armco's products; unplanned plant outages, equipment failures or labor difficulties; actions by Armco's foreign and domestic competitors;; unexpected outcomes of major litigation and contingencies; changes in U.S. trade policy and actions respecting imports; disruptions in the supply of raw materials; actions by reinsurance companies with which AFSG does business, or foreign or domestic insurance regulators; and changes in application or scope of environmental regulations applicable to Armco.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated herein by reference from pages 22-35 of the Annual Report to Shareholders for the year ended December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to executive officers of Armco is contained in Part I of this report under "Executive Officers of Armco" and is incorporated herein by reference. The information required as to directors is incorporated herein by reference from the information set forth under the caption "ELECTION OF DIRECTORS" in the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").

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

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

I.     Documents Filed as a Part of this Report


A.     Financial Statements and Financial Statement Schedules           Page
                                                                        ----

1.     Consolidated Statements of Income and Comprehensive Income
       for the Years Ended December 31, 1998, 1997 and 1996               *

2.     Consolidated Balance Sheets as of December 31, 1998 and 1997       *

3.     Consolidated Statements of  Cash Flows for the Years Ended
       December 31, 1998, 1997 and 1996                                   *

4.     Notes to Consolidated Financial Statements                         *

5.     Independent Auditors' Report                                       *

6.     Responsibility for Financial Reporting                             *

----------------
* Incorporated in this Annual Report on Form 10-K by reference to pages 22-35 of the Annual Report to Shareholders for the year ended December 31, 1998.

        Financial Statements and Financial Statement Schedules Omitted

     The financial statements and financial statement schedules for Armco Inc. and subsidiaries, other than those listed above, are omitted because of the absence of conditions under which they are required, or because the information is set forth in the Notes to Consolidated Financial Statements.

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

10(c).   Amended Severance Benefit Agreement (4)*

10(d).   1988 Restricted Stock Plan (5)*

10(e).   Executive Supplemental Deferred Compensation Plan Trust (6)*

10(f).   Executive Supplemental Deferred Compensation Plan (7)*

10(g).   Pension Plan for Outside Directors (8)*

10(h).   Key Management Severance Policy (9)*

10(i).   Minimum Pension Plan (10)*

10(j).   Stainless Steel Toll Rolling Services Agreement (11)

10(k).   Rights Agreement dated as of February 23, 1996 between Armco Inc. and
Fifth Third Bank (12)

13. Annual Report to Shareholders for the year ended December 31, 1997. (Filed for information only, except for those portions that are specifically incorporated in this Form 10-K Annual Report for the year ended December 31, 1997.)

21.     List of subsidiaries of Armco Inc.

23.     Independent Auditors' Consent

27.     Financial Data Schedule

99.     Description of Armco Capital Stock

        The annual reports (Form 11-K) for the year ended December 31, 1998 for the Armco Inc. Retirement and Savings Plan and the Armco Inc. Thrift Plan for Hourly Employees will be filed by amendment as exhibits hereto, as permitted under Rule 15d-21.

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

(8) Incorporated by reference from Exhibit 10(p) to Armco's Annual Report on Form 10-K for the year ended December 31, 1989 (SEC File No. 001-00873).

(9) Incorporated by reference from Exhibit 10(p) to Armco's Annual Report on Form 10-K for the year ended December 31, 1990.

(10) Incorporated by reference from Exhibit 10(r) to Armco's Annual Report on Form 10-K for the year ended December 31, 1991.

(11) Incorporated by reference from Exhibit 10(s) to Armco's Annual Report on Form 10-K for the year ended December 31, 1993.

(12) Incorporated by reference from Exhibit 10(p) to Armco's Form 10-K for the year ended December 31, 1995.

----------------------

II.     Reports on Form 8-K

     The following Report on Form 8-K as filed by Armco during the quarter ended December 31, 1998.



Report Date            Description
-----------            -----------

December 7, 1998       On December 7, 1998, Armco Inc. (the "Company")
                       announced plans to issue $75 million of Senior Notes maturing in 2008, in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended.
                       The Company stated that it intends to use the net proceeds of the offering to redeem or repurchase certain outstanding debt securities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 12, 1999.

                                          ARMCO INC.


                                          By        JAMES F. WILL
                                          ----------------------------------
                                                    James F. Will
                                         Chairman of the Board, President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 1999.


By     JAMES F. WILL                          By     JOHN C. HALEY
--------------------------------------       -------------------------------
       James F. Will                                 John C. Haley
Chairman of the Board, President,                      Director
      Chief Executive Officer
        and Director


By        JERRY W. ALBRIGHT                   By     CHARLES J. HORA, JR.
--------------------------------------       ------------------------------
          Jerry W. Albright                          Charles J. Hora, Jr.
         Vice President and                            Director
       Chief Financial Officer


By        JOHN N. DAVIS                       By    BRUCE E. ROBBINS
-------------------------------------       ------------------------------
          John N. Davis                             Bruce E. Robbins
    Vice President and Controller                     Director


By    DAN R. CARMICHAEL                     By    JAN H. SUWINSKI
-------------------------------------       ------------------------------
      Dan R. Carmichael                           Jan H. Suwinski
         Director                                    Director


By    PAULA H.J. CHOLMONDELEY                 By    JOHN D. TURNER
--------------------------------------      ------------------------------
      Paula H.J. Cholmondeley                       John D. Turner
         Director                                      Director

By     DOROTHEA C. GILLIAM
--------------------------------------
       Dorothea C. Gilliam
           Director

                            EXHIBIT INDEX

     The following is an index of the exhibits included in the Annual Report on Form 10-K.


13. Annual Report to Shareholders for the year ended December 31, 1998. (Filed for information only, except for those portions that are specifically incorporated in this Form 10-K Annual Report for the year ended December 31, 1998.)

21.    List of subsidiaries of Armco Inc.

23.    Independent Auditors' Consents

27.    Financial Data Schedule

99.    Description of Armco Capital Stock

------------------------