Form 10-Q
period 1999-03-31
ARMCO INC
filed 1999-05-03
CIK 7383

                                  FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1999
                               --------------------------------------
                                           OR

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
                           Yes         No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at March 31, 1999:  108,692,326

                                  ARMCO INC.
                                    INDEX
                                                                         Pages
                                                                         -----

Part I.   Financial Information

  Condensed Consolidated Balance Sheets -
    March 31, 1999 and December 31, 1998                                     2

  Condensed Consolidated Statements of Income and Accumulated Deficit -
    Three Months Ended March 31, 1999 and 1998                               3

  Condensed Consolidated Statements of Cash Flows -
    Three Months Ended March 31, 1999 and 1998                               4

  Notes to Condensed Consolidated Financial Statements                     5-7

  Management's Discussion and Analysis of the Condensed
    Consolidated Financial Statements                                     7-11

  Segment Report                                                            12


Part II.  Other Information

  Item 1.  Legal Proceedings                                                13

  Item 4.  Submission of Matters to a Vote of Security Holders              13

  Item 6.  Exhibits and Reports on Form 8-K                                 14

  Signatures                                                                15

                                  ARMCO INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
(Dollars in millions)                              March 31,      December 31,
                                                     1999             1998
                                                  ------------    ------------
ASSETS
Current assets
   Cash and cash equivalents                        $  145.5       $  263.8
   Short-term liquid investments                        10.7            7.0
   Receivables, less allowance for doubtful accounts   190.9          157.9
   Inventories (Note 2)                                264.3          250.7
   Other                                                12.2           13.4
----------------------------------------------------------------------------
Total current assets                                   623.6          692.8

Investments
   Investment in Armco Financial Services Group
     (Note 6)                                           85.6           85.6
   Other, less allowance for impairment                 26.3           28.4

Property, plant and equipment                        1,341.7        1,336.1
Accumulated depreciation                              (730.9)        (714.3)
Property, plant and equipment - net                    610.8          621.8

Deferred tax asset                                     312.8          315.8
Goodwill and other intangible assets                   127.1          128.6
Other assets                                            21.6           20.8
----------------------------------------------------------------------------
Total assets                                        $1,807.8       $1,893.8
============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts and notes payable                 $  130.5       $  115.7
   Employment-related obligations                      119.9          128.0
   Other current liabilities                            53.2           56.5
   Current portion of long-term debt                     5.9          116.9
----------------------------------------------------------------------------
Total current liabilities                              309.5          417.1

Long-term debt, less current portion                   250.5          250.7
Long-term employee benefit obligations                 889.7          898.0
Other long-term liabilities                            158.9          149.3
Commitments and contingencies (Note 6)
Shareholders' equity
   Preferred stock - Class A                           137.6          137.6
   Preferred stock - Class B                            48.3           48.3
   Common stock                                          1.1            1.1
   Additional paid-in capital                          975.9          972.0
   Accumulated deficit                                (957.9)        (975.8)
   Other                                                (5.8)          (4.5)
----------------------------------------------------------------------------
Total shareholders' equity                              199.2         178.7
----------------------------------------------------------------------------
Total liabilities and shareholders' equity           $1,807.8      $1,893.8
============================================================================

See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          AND ACCUMULATED DEFICIT
                                 (Unaudited)
 (Dollars and shares in millions,                          Three Months Ended
   except per share amounts)                                    March 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
 Net sales                                                 $ 407.9  $   447.7

 Cost of products sold                                      (353.7)    (404.4)
 Selling and administrative expenses                         (25.9)     (22.0)
------------------------------------------------------------------------------
 Operating profit                                             28.3       21.3

 Interest income                                               2.4        2.5
 Interest expense                                             (5.8)      (7.6)
 Sundry other - net (Note 3)                                   4.7        5.9
------------------------------------------------------------------------------
 Income before income taxes                                   29.6       22.1

 Provision for income taxes                                   (4.4)      (1.8)
------------------------------------------------------------------------------
 Income from continuing operations before extraordinary loss
    and cumulative effect of an accounting change             25.2       20.3

 Extraordinary loss on retirement of debt (Note 4)            (2.8)       -
 Cumulative effect of a change in accounting
    for postretirement benefits (Note 1)                       -        237.5
------------------------------------------------------------------------------
 Net income                                                   22.4      257.8

 Accumulated deficit, beginning of period                   (975.8)  (1,305.0)
 Preferred stock dividends                                    (4.5)      (4.5)
------------------------------------------------------------------------------
 Accumulated deficit, end of period                        $(957.9) $(1,051.7)
==============================================================================
 Basic earnings per share (Note 5)
    Weighted average shares                                   108.4     107.4
    Income from continuing operations                         $0.19     $0.15
    Extraordinary loss on retirement of debt                  (0.02)      -
    Cumulative effect of a change in accounting                 -        2.21
------------------------------------------------------------------------------
    Net income                                                $0.17     $2.36
------------------------------------------------------------------------------
 Diluted earnings per share (Note 5)
    Weighted average shares                                   126.8     125.7
    Income from continuing operations                         $0.18     $0.15
    Extraordinary loss on retirement of debt                  (0.02)      -
    Cumulative effect of a change in accounting                 -        1.89
------------------------------------------------------------------------------
    Net income                                                $0.16     $2.04
------------------------------------------------------------------------------
 Cash dividends per share
    $2.10 Class A                                            $0.525    $0.525
    $3.625 Class A                                            0.906     0.906
    $4.50 Class B                                             1.125     1.125

 See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(Dollars in millions)
                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1999       1998
                                                          --------   ---------
Cash flows from operating activities
  Net income                                               $  22.4    $ 257.8
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation expense                                      16.9       16.1
    Loss on retirement of debt                                 2.8        -
    Cumulative effect of accounting change                     -       (237.5)
    Deferred income tax expense                                3.4        0.8
    Other                                                      2.0        0.4
    Change in assets and liabilities:
      Trade accounts receivable                              (30.6)     (24.4)
      Inventories                                            (13.6)     (15.6)
      Payables and accrued operating expenses                 10.1      (14.5)
      Employee benefit obligations                            (8.8)     (12.4)
      Other assets and liabilities - net                       1.2        4.9
------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities          5.8      (24.4)
------------------------------------------------------------------------------
Cash flows from investing activities
  Net proceeds from the sale of assets                         0.6        0.4
  Proceeds from the sale and maturity of liquid investments    7.0        -
  Proceeds from the sale of investments                        2.2        6.1
  Purchase of liquid investments                             (10.7)      (5.0)
  Capital expenditures                                        (6.1)      (4.2)
  Other                                                        1.0        0.3
------------------------------------------------------------------------------
  Net cash used in investing activities                       (6.0)      (2.4)
------------------------------------------------------------------------------
Cash flows from financing activities
  Payments on debt                                          (113.2)     (31.4)
  Dividends paid on preferred stock                           (4.5)      (4.5)
  Other                                                       (0.4)      (0.6)
------------------------------------------------------------------------------
  Net cash used in financing activities                     (118.1)     (36.5)
------------------------------------------------------------------------------
Net change in cash and cash equivalents                     (118.3)     (63.3)
Cash and cash equivalents:
  Beginning of period                                        263.8      189.9
------------------------------------------------------------------------------
  End of period                                            $ 145.5    $ 126.6
------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of capitalized interest)                  $  9.0     $  8.8
    Income taxes                                               0.3        0.3
Supplemental schedule of non-cash investing and
   financing activities:
  Issuance of restricted stock                                 3.9        4.0

See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
(Dollars in millions,
except per share amounts)

 1. The accompanying condensed consolidated financial statements of Armco Inc. should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1998. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, Armco's financial position as of March 31, 1999, and results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year 1999.

Effective January 1, 1998, Armco changed its method of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits. In the three months ended March 31, 1998, Armco recognized income of $237.5 for the cumulative effect of this accounting change.

2. Armco's inventories are valued at the lower of cost or market. Most of Armco's domestic inventories are valued using the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                                     March 31,  December 31,
                                                       1999         1998
                                                     --------     --------
    Finished and semi-finished                        $284.9       $267.0
    Raw materials                                       18.1         20.9
                                                       -----        -----
        Total cost                                     303.0        287.9
    Adjustment to state inventories at LIFO value      (38.7)       (37.2)
                                                       -----        -----
        Net inventories                               $264.3       $250.7
                                                       =====        =====

3. Sundry other - net in the Condensed Consolidated Statements of Income and Accumulated Deficit includes income of $5.3 and $6.1 for the three months ended March 31, 1999 and 1998, respectively, for employee benefit obligations related to facilities that have been shut down or divested.

4. In the three months ended March 31, 1999, Armco recognized a $2.8 extraordinary loss on the early retirement of its 9-3/8% Senior Notes due 2000.

5. The following information was used in the calculation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
Income from continuing operations
Income as reported                                        $25.2     $20.3
Preferred stock dividends                                  (4.5)     (4.5)
                                                          -----     -----
Income available to common
  shareholders - Basic                                     20.7      15.8
Assumed conversion of $3.625
  Class A Preferred Stock                                   2.4       2.4
                                                          -----     -----
Income available to common
  shareholders - Diluted                                  $23.1     $18.2
                                                          =====     =====
Common shares (in millions)
Weighted average shares
  outstanding - Basic                                     108.4     107.4
Assumed exercise of stock options                           0.1       -
Assumed conversion of $3.625
  Class A Preferred Stock                                  18.3      18.3
                                                          -----     -----
Weighted average shares
  outstanding - Diluted                                   126.8     125.7
                                                          =====     =====

6. There are various claims pending involving Armco and its subsidiaries regarding product liability, antitrust, patent, employee benefits, taxes, environmental, reinsurance and insurance arrangements, and other matters arising out of the conduct of Armco's business.

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

In March 1997, North Atlantic Insurance Company, a group of international insurance companies previously affiliated with AFSG but sold in 1991, filed an application for voluntary liquidation in the United Kingdom. As a result of this voluntary liquidation filing, certain claims have been asserted against NNIC by insureds of North Atlantic. NNIC is defending these claims as well as pursuing related claims against third parties and North Atlantic.

Armco believes that its ultimate liability for pending claims, contingent liabilities, environmental matters and matters related to AFSG, including the liquidation of North Atlantic, identified to date will not materially affect its consolidated financial condition or liquidity. However, it is possible that future developments with respect to such pending claims, contingent liabilities and other matters could have a material effect on the results of its operations in future periods.

At March 31, 1999, Armco had recorded in its Condensed Consolidated Balance Sheets legal and environmental reserves totaling $61.4, of which $11.3 was classified as a current liability.

7. Effective January 1, 1998, Armco adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 requires Armco to report "other comprehensive income," as defined in the standard. For the three months ended March 31, 1999 and 1998, comprehensive income was as follows:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
Net income                                                $22.4     $257.8
Foreign currency translation adjustment                    (0.4)      (0.7)
                                                          -----     ------
Comprehensive income                                      $22.0     $257.1
                                                          =====     ======

8.  Information relating to Armco's industry segments can be found on page 12.





                                   ARMCO INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)

GENERAL
-------
Armco's consolidated results for the three months ended March 31, 1999 and 1998 were as follows:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
Net sales                                                 $407.9    $447.7
Operating profit                                            28.3      21.3
Provision for income taxes                                  (4.4)     (1.8)
Income from continuing operations before
  extraordinary loss and cumulative effect
  of an accounting change                                   25.2      20.3
Extraordinary loss on retirement of debt                    (2.8)      -
Cumulative effect of a change in
  accounting for postretirement benefits                     -       237.5
Net income                                                  22.4     257.8
Basic earnings per share -
  Income from continuing operations                         0.19      0.15
  Net income                                                0.17      2.36
Diluted earnings per share -
  Income from continuing operations                         0.18      0.15
  Net income                                                0.16      2.04

Net sales in the three months ended March 31, 1999 were $39.8 lower than in the same period last year, primarily due to lower pricing across all steel product lines and lower volume in specialty flat-rolled and specialty semi-finished steels, partially offset by higher snow and ice control product sales.

Excluding a $2.5 business interruption insurance recovery recorded in 1999, operating profit in the three months ended March 31, 1999 was 21% higher than the amount reported in the same period last year, reflecting improved operating results at the Specialty Flat-Rolled Steels segment and the higher snow and ice control product sales.

The 1999 provision for income taxes increased $2.6 on higher first quarter earnings and an increase in the effective tax rate.

In the three months ended March 31, 1999, Armco recognized a $2.8 extraordinary loss for the early retirement of its 9-3/8% Senior Notes due 2000.

Effective January 1, 1998, Armco changed its method of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits. In the three months ended March 31, 1998, Armco recognized income of $237.5 for the cumulative effect of this accounting change.

BUSINESS SEGMENT RESULTS
------------------------
Specialty Flat-Rolled Steels
----------------------------

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
Net sales                                                 $347.9    $391.4
Income from continuing operations                           33.1      27.5

In the three months ended March 31, 1999, net sales for the segment were 11% lower than in the same period one year ago, primarily as a result of reduced specialty steel pricing and lower volumes of specialty flat-rolled and specialty semi-finished steels. Overall, 1999 first quarter average sales per ton decreased 4% compared to 1998, as imports continue to depress pricing across most stainless and electrical steel product lines.

Net sales and shipments by major product line were as follows:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
(tons in thousands)                               Sales   Tons    Sales   Tons
                                                  -----   ----    -----   ----
Specialty flat-rolled                            $287.2    211   $306.1    223
Specialty semi-finished                            25.3     31     47.9     44
Galvanized carbon                                  27.1     56     29.8     55
Other                                               8.3      -      7.6      -
                                                  -----    ---    -----    ---
     Total                                       $347.9    298   $391.4    322
                                                  =====    ===    =====    ===

In the first three months of 1999, shipments of specialty flat-rolled steel products, which include automotive exhaust stainless, electrical steel and stainless sheet and strip, decreased 5% from the levels shipped in the first three months of 1998. The decline in stainless steel shipments reflected competitive pressures from an increased supply of imported steel delivered in advance of the trade cases.

Specialty semi-finished shipments and average sales per ton decreased substantially in the first three months of 1999 versus the same period in 1998 reflecting worldwide market softness and the effect of imports.

Galvanized carbon steel shipments, produced by the Dover Operations from purchased steel coils, were equal to 1998 levels; however, as a result of increases in domestic competition and low-priced imports, sales per ton were down 11%. Armco continues in negotiations for the sale of Dover. However, no assurance can be given that a sale will be completed.

In the first three months of 1999, income from continuing operations increased $5.6 over the same period in 1998, primarily as a result of lower costs and a $2.5 insurance recovery.

Outlook: Shipments and net sales for 1999 will depend on consumer demand for durable goods and the outcome of the trade cases discussed below. Shipment levels for the remainder of 1999 are expected to be somewhat higher than last year.

High levels of specialty steel imports continue to depress pricing. However, in June 1998, Armco and other domestic producers of flat-rolled stainless sheet and strip products filed petitions with the U.S. Department of Commerce and the International Trade Commission charging eight foreign countries with violations of U.S. trade laws. A finding that unfairly traded imports have caused injury to domestic producers could result in tariffs that may help reduce the level of imports, but probably not until mid to late 1999. Final antidumping determinations are expected to be announced in May, 1999. However, there can be no assurance of a successful final outcome and the imposition of tariffs on imports.

Tubular Products
----------------

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
Net sales                                                $ 43.4      $51.2
Income (loss) from continuing operations                   (1.2)       1.0

Net sales in the three months ended March 31, 1999 decreased 15% on lower selling prices and volume, and higher operating costs. This segment's results continue to be adversely affected by a general oversupply in the market brought on by high levels of imported pipe.

Armco has been, and continues to be, in negotiations for the sale of Sawhill Tubular, the sole business in this segment. However, no assurances can be given that a sale will be completed.

Other Businesses
----------------

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
Net sales                                                 $16.6     $ 5.1
Income (loss) from continuing operations                    3.8      (2.3)

Net sales in the three months ended March 31, 1999 for this segment, which includes Douglas Dynamics LLC, a snow and ice control products manufacturer, and Greens Port Industrial Park, increased $11.5 compared to 1998. A substantial increase in shipments at Douglas Dynamics reflected higher average snowfall this past winter in many of its major markets and lower customer inventories compared to the previous year's mild winter and unusually high customer inventories. Income increased on the strength of the higher sales. Greens Port's revenues for 1999 were approximately equal to last year's first quarter, while income was slightly unfavorable.

Outlook: Douglas Dynamics' shipments and net sales for 1999, which are dependent on the amount of snowfall in its market areas and the strength of four wheel drive light truck sales, are expected to exceed those of last year. Greens Port is also expecting improved operating results.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At March 31, 1999, Armco had $156.2 of cash, cash equivalents and liquid investments compared to $270.8 at December 31, 1998. Cash, cash equivalents and liquid investments decreased $114.6 during the first three months of 1999, primarily due to debt payments of $113.2, including $111.0 for the early retirement of the outstanding principal amount of Armco's 9-3/8% Senior Notes.

In addition to cash on hand, Armco has two credit facilities with commitments totaling up to $170.0 for borrowings and letters of credit. Under a receivables facility, Armco Funding Corporation, a wholly owned subsidiary to which Armco sells substantially all of its receivables, may borrow, depending on its available borrowing base and the amount of letters of credit outstanding, up to $100.0 secured by those receivables. In addition, Armco can borrow, depending on its available borrowing base and the amount of letters of credit outstanding, up to $70.0 under a credit facility secured by certain of its inventories. At March 31, 1999, no borrowings were outstanding under either facility. However, Armco had outstanding $59.1 of letters of credit under the receivables facility and a combined total of $110.9 was available for borrowing under both facilities.

Armco anticipates cash outlays of approximately $45.0 to $55.0 during the remainder of 1999 for capital expenditures, which it expects to be paid out of existing cash balances and cash generated from operations.

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

In addition, Armco has surveyed its suppliers with regard to their Year 2000 preparations, focusing on those suppliers most critical to its operations. Armco intends to continue to monitor the Year 2000 compliance efforts of its suppliers and to obtain, to the extent possible, assurances that they will be able to deliver their products and services without interruption.

To prepare for the reasonably likely worst case scenario, Armco is developing a contingency plan designed to mitigate the effects on its operations in case certain of its systems or suppliers fail to perform as planned. Completion of this plan is expected by the end of the second quarter of 1999. Contingency planning will consist of providing all required resources to repair internal systems should they fail at critical times, as well as establishing additional inventories and back-up procedures in the event suppliers are unable to deliver raw materials and services in a timely manner.

Armco has prioritized its efforts, planning to complete work on noncompliant systems in the most critical areas first, with the expectation that virtually all Year 2000 compliance activities, including system testing, will be completed by September 30, 1999. In this process, Armco has redirected its systems resources from noncritical projects to Year 2000 compliance activities, resulting in an immaterial increase in expense. In the first three months of 1999, Armco spent approximately $4.0 on Year 2000 compliance activities and currently anticipates that it will spend an additional $7.0 during the remainder of 1999. These expenditures, which are expected to consist primarily of capital expenditures, outside consultants and internal personnel costs, have been and will be funded out of operating cash flows.

FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements made in this Management's Discussion and Analysis of the Condensed Consolidated Financial Statements and in the Notes to Condensed Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the foregoing paragraphs entitled "Outlook", the sections entitled NEW ACCOUNTING
                                                               --------------
STANDARD and THE YEAR 2000 ISSUE, and Note 6 relating to contingencies.
--------     -------------------

As discussed in its Form 10-K for the year ended December 31, 1998, Armco cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those risk factors specifically noted in the above referenced Management's Discussion and Analysis and Notes, such factors include, but are not limited to, the following: risks of a downturn in the general economy or in the highly cyclical steel industry; volatility in financial markets, which may affect invested pension plan assets and the calculation of benefit plan liabilities and expenses; changes in demand for Armco's products; unplanned plant outages, equipment failures or labor difficulties; actions by Armco's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in U.S. trade policy and actions respecting imports; disruptions in the supply of raw materials; actions by reinsurance companies with which AFSG does business or foreign or domestic insurance regulators; and changes in application or scope of environmental regulations applicable to Armco.

                                  Armco Inc.
                                Segment Report
                                 (Unaudited)
(Dollars in millions)
                                 1999                       1998
                               -------- -------------------------------------
                                  1Q      Total    4Q     3Q     2Q     1Q
                               -------- -------- ------ ------ ------ -------
 Net Sales
  Specialty Flat-Rolled Steels  $347.9  $1,418.9 $318.5 $332.8 $376.2 $391.4
  Tubular Products                43.4     192.7   45.6   47.9   48.0   51.2
  Other Businesses                16.6      94.9   29.2   34.7   25.9    5.1
-----------------------------------------------------------------------------
  Total                         $407.9  $1,706.5 $393.3 $415.4 $450.1 $447.7
-----------------------------------------------------------------------------
 Income from Continuing
  Operations
  Specialty Flat-Rolled Steels   $33.1    $105.7  $28.2  $24.4  $25.6  $27.5
  Tubular Products                (1.2)      2.4   (1.7)   1.3    1.8    1.0
  Other Businesses                 3.8      28.2   10.0   12.6    7.9   (2.3)
  Corporate, interest,
    taxes, & other               (10.5)    (26.7)  (9.0)  (7.6)  (4.2)  (5.9)
-----------------------------------------------------------------------------
    Total                        $25.2    $109.6  $27.5  $30.7  $31.1  $20.3
-----------------------------------------------------------------------------
Specialty Flat-Rolled
  Steels Shipments
(tons 000s)
  Specialty flat-rolled            211       826    195    195    213    223
   Semi-finished                    31       125     20     24     37     44
  Galvanized carbon                 56       245     56     66     68     55
-----------------------------------------------------------------------------
  Total                            298     1,196    271    285    318    322
-----------------------------------------------------------------------------

Part II. Other Information


Item 1.  Legal Proceedings
         -----------------

There are various claims pending against Armco and its subsidiaries involving product liability, patent, reinsurance and insurance arrangements, environmental, antitrust, employee benefits and other matters arising out of the conduct of the business of Armco as previously described in Armco's Annual Report on Form 10-K for the year ended December 31, 1998. The following summarizes significant developments in previously reported matters and any material claims asserted since December 31, 1998:

As previously reported, on September 30, 1998, Mansfield received an Order under Section 3013 of the Resource Conservation & Recovery ("RCRA") Act requiring Armco to develop a plan for investigation of eight areas of the plant which allegedly could be sources of contamination. On October 30, 1998, Armco filed a complaint in U.S. District Court in Cleveland seeking pre-enforcement review. Armco's complaint challenged the legal basis for the Order, the lack of support in the administrative record for such an Order, and the lack of due process the Order provides to Armco in responding to modifications and expansions USEPA could make to the scope of work to be performed under the Order. On April 1, 1999 the court dismissed Armco's action on the basis that the statute did not allow pre-enforcement review of such agency orders. Armco is preparing a motion for reconsideration.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Annual Meeting of Shareholders was held on April 23, 1999, and all nine nominees to the Board of Directors named in Armco's Proxy Statement were elected. Approximately 83% of the outstanding common, $2.10 Cumulative Convertible Preferred and $3.625 Cumulative Convertible Preferred shares were voted. The vote on the election was as follows:

      Name                         For              Withheld
      ----                         ---              --------

     Dan R. Carmichael         92,337,395            792,872
     Paula H.J. Cholmondeley   92,235,644            894,623
     Dorothea C. Gilliam       92,297,857            832,410
     John C. Haley             92,273,317            856,950
     Charles J. Hora, Jr.      92,293,005            837,262
     Bruce E. Robbins          92,358,925            771,342
     Jan H. Suwinski           92,310,931            819,336
     John D. Turner            92,386,139            744,128
     James F. Will             92,291,289            838,978

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.       The following is an index of the exhibits included in the Form 10-Q:

         None

B. No Report on Form 8-K was filed by Armco during the quarter ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                                   Armco Inc.
                                   ---------------------------------------
                                   (Registrant)




Date   May 3, 1999                 /s/ Jerry W. Albright
      ---------------------        ---------------------------------------
                                   Jerry W. Albright
                                   Vice President and Chief Financial Officer



Date   May 3, 1999                 /s/ John N. Davis
      ---------------------        ---------------------------------------
                                   John N. Davis
                                   Vice President and Controller