Form 10-Q
period 1999-06-30
ARMCO INC
filed 1999-08-12
CIK 7383

                                  FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1999
                               --------------------------------------
                                           OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------    ------------------

Commission File No. 1-873-2
                   --------------------------------------------------

                                 ARMCO INC.
                                 ----------
          (Exact name of registrant as specified in its charter)

                 Ohio                                31-0200500
- ------------------------------------   ---------------------------------
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
                           Yes    X    No
                               -------    ------
             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes         No
                               -------    ------
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at July 31, 1999:  108,641,297

                                  ARMCO INC.
                                    INDEX

                                                                      Pages
                                                                      -----
Part I.  Financial Information

  Condensed Consolidated Balance Sheets -
    June 30, 1999 and December 31, 1998                                  2

  Condensed Consolidated Statements of Income and Accumulated Deficit -
    Three and Six Months Ended June 30, 1999 and 1998                    3

  Condensed Consolidated Statements of Cash Flows -
    Six Months Ended June 30, 1999 and 1998                              4

  Notes to Condensed Consolidated Financial Statements                 5-7

  Management's Discussion and Analysis of the Condensed
    Consolidated Financial Statements                                 7-13

  Segment Report                                                        14


Part II.  Other Information

  Item 1.  Legal Proceedings                                            15

  Item 6.  Exhibits and Reports on Form 8-K                             15

  Signatures                                                            16

                                   ARMCO INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
(Dollars in millions)                         June 30,      December 31,
                                                1999            1998
ASSETS                                       ----------      ----------
Current assets
  Cash and cash equivalents                   $  151.2        $  263.8
  Short-term liquid investments                   25.1             7.0
  Receivables, less allowance for
    doubtful accounts                            223.0           157.9
  Inventories (Note 2)                           242.6           250.7
  Other                                           10.6            13.4
-----------------------------------------------------------------------
Total current assets                             652.5           692.8

Investments
  Investment in Armco Financial
    Services Group (Note 7)                       85.6            85.6
  Other, less allowance for impairment            26.0            28.4

Property, plant and equipment                  1,357.7         1,336.1
Accumulated depreciation                        (746.0)         (714.3)
-----------------------------------------------------------------------
Property, plant and equipment - net              611.7           621.8

Deferred tax asset                               309.1           315.8
Goodwill and other intangible assets             125.6           128.6
Other assets                                      19.2            20.8
-----------------------------------------------------------------------
Total assets                                  $1,829.7        $1,893.8
=======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts and notes payable            $  120.8        $  115.7
  Employment-related obligations                 125.3           128.0
  Other current liabilities                       53.5            56.5
  Current portion of long-term debt                5.9           116.9
-----------------------------------------------------------------------
Total current liabilities                        305.5           417.1

Long-term debt, less current portion             247.8           250.7
Long-term employee benefit obligations           882.2           898.0
Other long-term liabilities                      158.7           149.3
Commitments and contingencies (Note 7)
Shareholders' equity
  Preferred stock - Class A                      137.6           137.6
  Preferred stock - Class B                       48.3            48.3
  Common stock                                     1.1             1.1
  Additional paid-in capital                     975.6           972.0
  Accumulated deficit                           (921.0)         (975.8)
  Other                                           (6.1)           (4.5)
-----------------------------------------------------------------------
Total shareholders' equity                       235.5           178.7
-----------------------------------------------------------------------
Total liabilities and shareholders' equity    $1,829.7        $1,893.8
=======================================================================

See Notes to Condensed Consolidated Financial Statements.

                                   ARMCO INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)
(Dollars and shares in millions,      Three Months Ended    Six Months Ended
   except per share amounts)                June 30,             June 30,
                                      ------------------   ------------------
                                        1999       1998      1999       1998
                                      -------- ----------  -------- ----------
 Net sales                            $ 468.2  $   450.1   $ 876.1  $   897.8

 Cost of products sold                 (403.3)    (396.1)   (757.0)    (800.5)
 Selling and administrative expenses    (28.0)     (22.2)    (53.9)     (44.2)
------------------------------------------------------------------------------
 Operating profit                        36.9       31.8      65.2       53.1

 Interest income                          1.9        1.6       4.3        4.1
 Interest expense                        (5.5)      (7.1)    (11.3)     (14.7)
 Sundry other - net (Note 3)              6.1        6.9      10.8       12.8
------------------------------------------------------------------------------
 Income before income taxes              39.4       33.2      69.0       55.3

 Provision for income taxes              (5.6)      (2.1)    (10.0)      (3.9)
------------------------------------------------------------------------------
 Income from continuing operations       33.8       31.1      59.0       51.4

 Discontinued operations -
   Resolution of foreign
     tax issues (Note 4)                  7.5        -         7.5        -
------------------------------------------------------------------------------
 Income before extraordinary loss and
   cumulative effect of an
   accounting change                     41.3       31.1      66.5       51.4

 Extraordinary loss on retirement
   of debt (Note 5)                       -          -        (2.8)       -
 Cumulative effect of a change
   in accounting for postretirement
   benefits (Note 1)                      -          -         -        237.5
------------------------------------------------------------------------------
 Net income                              41.3       31.1      63.7      288.9

 Accumulated deficit,
   beginning of period                 (957.9)  (1,051.7)   (975.8)  (1,305.0)
 Preferred stock dividends               (4.4)      (4.4)     (8.9)      (8.9)
------------------------------------------------------------------------------
 Accumulated deficit, end of period   $(921.0) $(1,025.0)  $(921.0) $(1,025.0)
==============================================================================
 Basic earnings per share (Note 6)
   Weighted average shares              108.6      107.9     108.5      107.6
   Income from continuing operations  $  0.27  $    0.25   $  0.46  $    0.39
   Discontinued operations               0.07        -        0.07        -
   Extraordinary loss on retirement
     of debt                              -          -       (0.03)       -
   Cumulative effect of a change
     in accounting principle              -          -         -         2.21
------------------------------------------------------------------------------
   Net income                         $  0.34  $    0.25   $  0.50  $    2.60
------------------------------------------------------------------------------
 Diluted earnings per share (Note 6)
   Weighted average shares              127.2      126.4     127.0      126.1
   Income from continuing operations  $  0.25  $    0.23   $  0.43  $    0.38
   Discontinued operations               0.06        -        0.06        -
   Extraordinary loss on retirement
     of debt                              -          -       (0.02)       -
   Cumulative effect of a change
     in accounting principle              -          -         -         1.88
------------------------------------------------------------------------------
   Net income                         $  0.31  $    0.23   $  0.47  $    2.26
------------------------------------------------------------------------------
 Cash dividends per share
   $2.10 Class A                      $ 0.525  $   0.525   $ 1.050  $   1.050
   $3.625 Class A                       0.906      0.906     1.812      1.812
   $4.50 Class B                        1.125      1.125     2.250      2.250

 See Notes to Condensed Consolidated Financial Statements.

                                  ARMCO INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(Dollars in millions)
                                                              Six Months Ended
                                                                  June 30,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
Cash flows from operating activities
  Net income                                                 $  63.7   $ 288.9
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation expense                                        33.3      32.2
    Loss on retirement of debt                                   2.8       -
    Cumulative effect of accounting change                       -      (237.5)
    Deferred income tax expense                                  8.1       2.2
    Resolution of foreign tax issues                            (7.5)      -
    Other                                                        3.1      (0.8)
    Change in assets and liabilities:
      Trade accounts receivable                                (60.1)    (29.3)
      Inventories                                                8.1      (7.1)
      Payables and accrued operating expenses                    6.3     (27.5)
      Employee benefit obligations                             (15.9)    (24.4)
      Other assets and liabilities - net                         8.9      (6.6)
-------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities           50.8      (9.9)
-------------------------------------------------------------------------------
Cash flows from investing activities
  Net proceeds from the sale of investments and assets           3.7       7.3
  Proceeds from the maturity of liquid investments               7.0       -
  Purchase of liquid investments                               (25.1)     (7.3)
  Capital expenditures                                         (24.1)    (11.2)
  Other                                                          1.0       0.2
-------------------------------------------------------------------------------
  Net cash used in investing activities                        (37.5)    (11.0)
-------------------------------------------------------------------------------
Cash flows from financing activities
  Payments on debt                                            (115.9)    (34.2)
  Dividends paid on preferred stock                             (8.8)     (8.9)
  Other                                                         (1.2)     (0.3)
-------------------------------------------------------------------------------
  Net cash used in financing activities                       (125.9)    (43.4)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                     (112.6)    (64.3)
Cash and cash equivalents:
  Beginning of period                                          263.8     189.9
-------------------------------------------------------------------------------
  End of period                                              $ 151.2   $ 125.6
-------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of capitalized interest)                   $  12.5   $  15.1
    Income taxes                                                 3.1       1.2
Supplemental schedule of non-cash investing and
  financing activities:
  Issuance of restricted stock                                   3.4       4.0

See Notes to Condensed Consolidated Financial Statements.

                                        ARMCO INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)
(Dollars in millions,
except per share amounts)

 1. The accompanying condensed consolidated financial statements of Armco Inc. should be read in conjunction with the financial statements in Armco's Annual Report to Shareholders for the year ended December 31, 1998. In the opinion of Armco's management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, Armco's financial position as of June 30, 1999, results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year 1999.

On May 21, 1999, Armco announced that it had entered into a definitive agreement to be merged into AK Steel Corporation, the principal operating subsidiary of AK Steel Holding Corporation. Under the terms of the merger agreement, Armco shareholders would receive shares of AK Steel Holding stock with a value of between $7.50 and $8.00 per share of Armco common stock, depending on the price of AK Steel Holding stock prior to the merger. The proposed tax-free merger, which is to be accounted for as a pooling of interests, is scheduled for completion by September 30, 1999, or shortly thereafter. However, the completion of this transaction is subject to customary closing conditions, including review by the Department of Justice and approval by the shareholders of Armco and AK Steel Holding Corporation.

Effective January 1, 1998, Armco changed its method of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits. In the six months ended June 30, 1998, Armco recognized income of $237.5 for the cumulative effect of this accounting change.

2. Armco's inventories are valued at the lower of cost or market. Most of Armco's domestic inventories are valued using the LIFO - Last In, First Out - method. Other inventories are valued principally at average cost.

                                                       June 30,  December 31,
                                                         1999        1998
                                                       --------    --------
    Finished and semi-finished                          $262.3      $267.0
    Raw materials                                         19.1        20.9
                                                        ------      ------
        Total cost                                       281.4       287.9
    Adjustment to state inventories at LIFO value        (38.8)      (37.2)
                                                        ------      ------
        Net inventories                                 $242.6      $250.7
                                                        ======      ======

3. Sundry other - net in the Condensed Consolidated Statements of Income and Accumulated Deficit includes income of $5.4 and $10.7 for the three and six months ended June 30, 1999, and $5.9 and $12.0 for the three and six months ended June 30, 1998, respectively, primarily for returns on invested pension plan assets and the amortization of gains on employee benefit obligations related to facilities that have been shut down or divested.

4. Certain of Armco's former businesses included operations in foreign countries, which had outstanding tax issues. Following consultation with local country advisors, Armco determined that it had resolved most of these issues and, in the three and six months ended June 30, 1999, reversed a majority of the related reserves, recognizing $7.5 of income in discontinued operations.

5. In the six months ended June 30, 1999, Armco recognized a $2.8 extraordinary loss on the early retirement of its 9-3/8% Senior Notes due 2000.

6. The following information was used in the calculation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

                                      Three months ended    Six months ended
                                            June 30,             June 30,
                                       -----------------    ----------------
                                        1999       1998      1999      1998
                                       ------     ------    ------    ------
Income from continuing operations
Income as reported                     $33.8      $31.1     $59.0     $51.4
Preferred stock dividends               (4.4)      (4.4)     (8.9)     (8.9)
                                       ------     ------    ------    ------
Income available to common
  shareholders - Basic                  29.4       26.7      50.1      42.5
Assumed conversion of $3.625
  Class A Preferred Stock                2.4        2.4       4.9       4.9
                                       ------     ------    ------    ------
Income available to common
  shareholders - Diluted               $31.8      $29.1     $55.0     $47.4
                                       ======     ======    ======    ======
Common shares (in millions)
Weighted average shares
  outstanding - Basic                  108.6      107.9     108.5     107.6
Assumed exercise of stock options        0.3        0.2       0.2       0.2
Assumed conversion of $3.625
  Class A Preferred Stock               18.3       18.3      18.3      18.3
                                       ------     ------    ------    ------
Weighted average shares
  outstanding - Diluted                127.2      126.4     127.0     126.1
                                       ======     ======    ======    ======

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

At June 30, 1999, Armco had recorded in its Condensed Consolidated Balance Sheets legal and environmental reserves totaling $59.6, of which $10.9 was classified as a current liability.

8. For the three and six months ended June 30, 1999 and 1998, comprehensive income under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was as follows:

                                      Three months ended    Six months ended
                                            June 30,             June 30,
                                       -----------------    ----------------
                                        1999       1998      1999      1998
                                       ------     ------    ------    ------
Net income                             $41.3      $31.1     $63.7     $288.9
Foreign currency translation adjustment (0.9)       0.2      (1.3)      (0.5)
                                       ------     ------    ------    ------
Comprehensive income                   $40.4      $31.3     $62.4     $288.4
                                       ======     ======    ======    ======

9.  Information relating to Armco's industry segments can be found on page 14.


                                  ARMCO INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions, except per share amounts)


PROPOSED MERGER AGREEMENT
-------------------------
On May 21, 1999, Armco announced that it had entered into a definitive agreement to be merged into AK Steel Corporation, the principal operating subsidiary of AK Steel Holding Corporation. Under the terms of the merger agreement, Armco shareholders would receive shares of AK Steel Holding stock with a value of between $7.50 and $8.00 per share of Armco common stock, depending on the price of AK Steel Holding stock prior to the merger. The proposed tax-free merger, which would be accounted for as a pooling of interests, is scheduled for completion by September 30, 1999, or shortly thereafter. However, completion of the transaction is subject to customary closing conditions, including review by the Department of Justice and approval by the shareholders of Armco and AK Steel Holding Corporation.

Under the terms of the merger agreement, for each share of Armco common stock, shareholders would receive between .2836 and .3409 shares of AK Steel Holding stock, if the average closing price of that stock, prior to the merger, is between $22.00 and $26.44. The average closing price is to be determined during the ten-day trading period ending six days before the meeting at which Armco shareholders vote on the transaction. In this case, the final exchange ratio would result in Armco shareholders receiving stock worth $7.50 per Armco share. If the average closing price of AK Steel Holding stock is higher than $26.44, Armco shareholders would receive shares having a value greater than $7.50 per Armco share, but in no event more than $8.00 per share. If the average closing price of AK Steel Holding stock is less than $22.00, the exchange ratio will nonetheless be fixed at .3409 per Armco share, resulting in a value of less than $7.50. However, in that event, AK Steel would have the option of delivering more shares of its stock to assure the $7.50 per share value and, if that value wasn't met, Armco would have the right to terminate the merger agreement prior to the shareholder vote. If the merger did not meet the conditions necessary to be accounted for as a pooling of interests, AK Steel would have the right to pay cash for up to 25% of the amount due Armco common shareholders.

Holders of Armco's $3.625 Class A preferred stock would receive an equal amount of a newly issued series of $3.625 preferred stock of AK Steel Holding having substantially the same terms. Holders of Armco's $2.10 Class A and $4.50 Class B preferred stock issues would receive cash in an amount equal to the redemption price of their shares.

GENERAL
-------
Armco's consolidated results for the three and six months ended June 30, 1999 and 1998 were as follows:

                                      Three months ended    Six months ended
                                            June 30,            June 30,
                                       -----------------    ----------------
                                        1999       1998      1999      1998
                                       ------     ------    ------    ------
Net sales                              $468.2     $450.1    $876.1    $897.8
Operating profit                         36.9       31.8      65.2      53.1
Provision for income taxes               (5.6)      (2.1)    (10.0)     (3.9)
Income from continuing operations before
 extraordinary loss and cumulative
 effect of an accounting change          33.8       31.1      59.0      51.4
Discontinued operations                   7.5        -         7.5       -
Extraordinary loss on retirement of debt  -          -        (2.8)      -
Cumulative effect of a change in
  accounting for postretirement benefits  -          -         -       237.5
Net income                               41.3       31.1      63.7     288.9
Basic earnings per share -
  Income from continuing operations      0.27       0.25      0.46      0.39
  Net income                             0.34       0.25      0.50      2.60
Diluted earnings per share -
  Income from continuing operations      0.25       0.23      0.43      0.38
  Net income                             0.31       0.23      0.47      2.26

Net sales in the six months ended June 30, 1999 were $21.7 lower than in the same period last year, primarily due to lower pricing across most steel product lines, partially offset by increased volume in specialty semi-finished steels and higher snow and ice control product sales.

Excluding a $2.5 business interruption insurance recovery recorded in 1999, operating profit in the six months ended June 30, 1999 was 18% higher than the amount reported in the same period last year, reflecting improved operating results at the Specialty Flat-Rolled Steels segment and the higher snow and ice control product sales. Partially offsetting the improved operating results were higher corporate expenses, which included higher costs for Year 2000 projects and merger-related activities.

Provision for income taxes increased $6.1 in the first half of 1999 versus the same period of 1998 on higher earnings and an increase in the effective tax rate.

Certain of Armco's former businesses included operations in foreign countries, which had outstanding tax issues. Following consultation with local country advisors, Armco determined that it had resolved most of these issues and, in the three and six months ended June 30, 1999, reversed a majority of the related reserves, recognizing $7.5 of income in discontinued operations.

In the six months ended June 30, 1999, Armco recognized a $2.8 extraordinary loss for the early retirement of its 9-3/8% Senior Notes due 2000.

Effective January 1, 1998, Armco changed its method of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits. In the six months ended June 30, 1998, Armco recognized income of $237.5 for the cumulative effect of this accounting change.

BUSINESS SEGMENT RESULTS
------------------------
Specialty Flat-Rolled Steels
----------------------------

                                      Three months ended    Six months ended
                                            June 30,            June 30,
                                       -----------------    ----------------
                                        1999       1998      1999      1998
                                       ------     ------    ------    ------
Net sales                              $393.8     $376.2    $741.7    $767.6
Income from continuing operations        38.1       25.6      71.2      53.1

Net sales and income for the three months ended June 30, 1999 exceeded 1998's second quarter by 5% and 49%, respectively. The net sales increase was due to higher sales of specialty semi-finished products, while the income improvement was a result of higher margins for most product lines, as lower costs more than offset a 6% decline in average sales per ton. In the six months ended June 30, 1999, net sales for the segment were 3% lower than in the same period one year ago, primarily as a result of reduced specialty steel pricing, partially offset by higher specialty semi-finished steel volume. Overall, average sales per ton in the first six months of 1999 declined 5% compared to 1998, as imports continued to depress pricing across most stainless and electrical steel product lines.

Net sales and shipments by major product line were as follows:

                                  Three months                Six months
                                  ended June 30,            ended June 30,
                             -----------------------    ----------------------
                                1999         1998         1999         1998
                             ----------   ----------   ----------   ----------
(tons in thousands)          Sales Tons   Sales Tons   Sales Tons   Sales Tons
                             ----- ----   ----- ----   ----- ----   ----- ----
Specialty flat-rolled       $287.2  211  $293.0  213  $574.4  422  $599.1  436
Specialty semi-finished       71.2   86    37.7   37    96.5  117    85.6   81
Galvanized carbon             27.0   57    36.6   68    54.1  113    66.4  123
Other                          8.4   -      8.9   -     16.7   -     16.5   -
                             -----  ---   -----  ---   -----  ---   -----  ---
     Total                  $393.8  354  $376.2  318  $741.7  652  $767.6  640
                             =====  ===   =====  ===   =====  ===   =====  ===

In the first six months of 1999, shipments of specialty flat-rolled steel products, which include automotive exhaust stainless, electrical steel and stainless sheet and strip, decreased 3% from the levels shipped in the first six months of 1998. This decline was primarily the result of weakness in the non-oriented electrical steel market and a shift in sales of some automotive-grade product to semi-finished form.

Specialty semi-finished shipments increased substantially in the first six months of 1999 versus the same period in 1998 as a result of Armco selling slabs and hot bands to domestic steel companies for their new and expanded processing facilities. However, a 22% decrease in average sales per ton reflected worldwide market softness, the effect of imports and a change in product mix to lower-priced chrome hot bands.

Galvanized carbon steel shipments and sales per ton declined 8% and 11%, respectively, from 1998 levels as a result of domestic competition and low-priced imports. Armco continues to negotiate toward the sale of its carbon steel galvanizing facility in Dover, Ohio. However, no assurance can be given that a sale will be completed.

In the first six months of 1999, income from continuing operations increased 34% over the same period in 1998, primarily as a result of lower costs and a $2.5 insurance recovery, partially offset by lower pricing.

Outlook: Shipments and net sales for the remainder of 1999 will depend on consumer demand for durable goods and the effect the settlement of the trade cases, discussed below, has on imports. Overall shipment levels in the second half of 1999 are expected to be somewhat higher than last year.

High levels of specialty steel imports depressed pricing in 1998 and the first half of 1999. In June 1998, Armco and other domestic producers of flat-rolled stainless sheet and strip products filed petitions with the U.S. Department of Commerce and the International Trade Commission charging eight foreign countries with violations of U.S. trade laws. On May 20, 1999, the Department of Commerce announced antidumping and countervailing duties, ranging up to 59%; and on July 7, 1999, the International Trade Commission voted affirmatively that imports have injured the domestic industry. These rulings triggered the imposition of tariffs, which should result in higher foreign flat-rolled stainless steel prices. Tariffs permit a return to a normal supply and demand mechanism, easing pricing distortions. The tariffs may also help reduce the level of imports, probably as early as the third quarter of 1999.

The labor agreement for production employees at the Mansfield Operations expires on September 1, 1999. Armco is committed to reaching a fair and reasonable agreement prior to the contract expiration. However, Armco has prepared contingency plans for the continued operation of the plant in the event of a strike and expects to provide an uninterrupted flow of product to its primary customers.

Tubular Products
----------------

                                      Three months ended    Six months ended
                                            June 30,            June 30,
                                       -----------------    ----------------
                                        1999       1998      1999      1998
                                       ------     ------    ------    ------
Net sales                              $44.5      $48.0     $87.9     $99.2
Income (loss) from continuing
  operations                             0.5        1.8      (0.7)      2.8

Net sales in the six months ended June 30, 1999 decreased 11% on lower selling prices and volume. In the second quarter of 1999, the Tubular Products segment returned to profitability and expects to remain profitable through the remainder of the year. However, this segment's results continue to be adversely affected by a general oversupply in the market brought on by high levels of imported pipe.

Negotiations for the sale of Sawhill Tubular were terminated in the second quarter of 1999.

Other Businesses
----------------

                                      Three months ended    Six months ended
                                            June 30,            June 30,
                                       -----------------    ----------------
                                        1999       1998      1999      1998
                                       ------     ------    ------    ------
Net sales                              $29.9      $25.9     $46.5     $31.0
Income from continuing operations        9.7        7.9      13.5       5.6

Net sales in the six months ended June 30, 1999 for this segment, which includes Douglas Dynamics L.L.C., a snow and ice control products manufacturer, and Greens Port Industrial Park, increased $15.5 compared to 1998. A substantial increase in shipments at Douglas Dynamics reflected higher snowfall this past winter in a number of its major markets and continued strong sales of light trucks. Income increased on the strength of the higher sales. Greens Port's revenues and income were comparable to last year's levels.

Outlook: Douglas Dynamics' shipments and net sales for 1999, which are dependent on the amount of snowfall in its market areas and the strength of four-wheel drive light truck sales, are expected to exceed those of last year. Greens Port is also expecting improved operating results.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At June 30, 1999, Armco had $176.3 of cash, cash equivalents and liquid investments compared to $270.8 at December 31, 1998. Cash, cash equivalents and liquid investments decreased $94.5 during the first six months of 1999, primarily due to debt payments of $115.9, including $111.0 for the early retirement of the outstanding principal amount of Armco's 9-3/8% Senior Notes, and capital expenditures of $24.1. These cash outflows were partially offset by $50.8 generated by operations.

In addition to cash on hand, Armco has two credit facilities with commitments totaling up to $170.0 for borrowings and letters of credit. Borrowing capacity under each of these facilities depends on its available borrowing base and the amount of letters of credit outstanding. Under a receivables facility, Armco Funding Corporation, a wholly owned subsidiary to which Armco sells substantially all of its receivables, may borrow up to $100.0 secured by those receivables. In addition, Armco can borrow up to $70.0 under a credit facility secured by certain of its inventories. At June 30, 1999, no borrowings were outstanding under either facility. However, Armco had outstanding $54.4 of letters of credit under the receivables facility and a combined total of $115.6 was available for borrowing under both facilities.

Armco anticipates cash outlays for capital expenditures of between $25.0 to $35.0 during the remainder of 1999, bringing total estimated capital expenditures for the year to $50.0 to $60.0. It expects to fund capital expenditures from existing cash balances and cash generated by operations.

NEW ACCOUNTING STANDARD
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The effective date of SFAS No. 133 has since been delayed and Armco intends to adopt the new standard when required in 2001. Armco does not expect that SFAS No. 133 will have a material effect on its financial statements; however, its effect, if any, will depend on Armco's exposure to derivative instruments at the time of adoption and thereafter.

THE YEAR 2000
-------------
Many existing computer systems may not be able to appropriately interpret dates after December 31, 1999 because such systems allow only two digits to indicate a year in the date field. If not corrected, many computers and computer applications could fail or create erroneous results, causing safety, operational and financial problems. If such a failure were to occur in certain of its computer systems, Armco's manufacturing and financial systems could be temporarily shut down, resulting in a material adverse effect on its financial condition, liquidity and results of operations. In addition, the failure of vendor computer systems could cause interruption of deliveries of key supplies or utilities, which might result in similar material adverse impacts. Because of the complexity of the issues and the number of parties involved, Armco cannot reasonably predict with certainty the nature or likelihood of such impacts.

However, Armco, using its internal staff and outside consultants, is actively addressing this situation and anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under its control. Armco has completed an assessment of substantially all business information, manufacturing and facility control systems to identify areas of concern. Armco is in the process of modifying or replacing noncompliant computer hardware and software used internally. In addition, Armco has surveyed its suppliers with regard to their Year 2000 preparations, focusing on those suppliers most critical to its operations. Armco intends to continue to monitor the Year 2000 compliance efforts of its suppliers and to obtain, to the extent possible, assurances that they will be able to deliver their products and services without interruption. Where considered necessary, some suppliers will be audited to ensure that their compliance efforts are sufficient. An executive steering committee reviews and evaluates Armco's readiness plan at least monthly.

To prepare for the reasonably likely worst case scenario, Armco has substantially completed a contingency plan designed to mitigate the effect on its operations in case certain of its systems or suppliers fail to perform as planned. The contingency plan consists of curtailing certain operations during the weekend following December 31, 1999 and providing all required technical support to repair internal systems should they fail at critical times. The plan also calls for establishing additional inventories where practical and preparing manual back-up procedures in the event Armco's plants are idled or suppliers are unable to deliver materials and services in a timely manner.

Armco has completed work on substantially all mission-critical Year 2000 compliance activities, including system testing. During the third quarter, certain non-production and end-user administrative systems will be addressed, with a target date for compliance of September 30, 1999. In the first six months of 1999, Armco spent approximately $7.5 on Year 2000 compliance activities and currently anticipates that it will spend an additional $1.5 during the remainder of 1999. These expenditures, which consist primarily of capital expenditures, outside consultants and internal personnel costs, have been and will be funded out of operating cash flows.

Armco's ability to become fully compliant in a timely manner is dependent on a number of factors, many of which are beyond its control. Some of these factors include its ability to locate and correct all potential computer problems; the accuracy of representations by computer hardware and software manufacturers; the ability of suppliers, customers and other third parties to resolve their own Year 2000 compliance issues; and Armco's ability to successfully respond should a failure occur.

FORWARD-LOOKING STATEMENTS
--------------------------
Certain statements made in this Management's Discussion and Analysis of the Condensed Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the foregoing paragraphs entitled "Outlook", and the sections entitled PROPOSED MERGER AGREEMENT, NEW ACCOUNTING STANDARD and THE YEAR 2000.

As discussed in its Form 10-K for the year ended December 31, 1998, Armco cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those risk factors specifically noted in the above referenced paragraphs, such factors include, but are not limited to, the following: risks of a downturn in the general economy or in the highly cyclical steel industry; diversion of management's attention from operating issues and disruptions to the organization caused by the impending merger with AK Steel; volatility in financial markets, which may affect invested pension plan assets and the calculation of benefit plan liabilities and expenses; changes in demand for Armco's products; unplanned plant outages, equipment failures or labor difficulties; actions by Armco's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in U.S. trade policy and actions respecting imports; disruptions in the supply of raw materials; actions by reinsurance companies with which AFSG does business or foreign or domestic insurance regulators; and changes in application or scope of environmental regulations applicable to Armco.

                                  Armco Inc.
                                Segment Report
                                 (Unaudited)
(Dollars in millions)
                                       1999                              1998
                              ---------------------- -----------------------------------------
                                YTD     2Q      1Q     Total      4Q      3Q      2Q     1Q
                              ------- ------  ------  --------  ------  ------  ------  ------
Net Sales
 Specialty Flat-Rolled Steels $741.7  $393.8  $347.9  $1,418.9  $318.5  $332.8  $376.2  $391.4
 Tubular Products               87.9    44.5    43.4     192.7    45.6    47.9    48.0    51.2
 Other Businesses               46.5    29.9    16.6      94.9    29.2    34.7    25.9     5.1
----------------------------------------------------------------------------------------------
 Total                        $876.1  $468.2  $407.9  $1,706.5  $393.3  $415.4  $450.1  $447.7
----------------------------------------------------------------------------------------------
Income from Continuing
  Operations
 Specialty Flat-Rolled Steels  $71.2   $38.1   $33.1    $105.7   $28.2   $24.4   $25.6   $27.5
 Tubular Products               (0.7)    0.5    (1.2)      2.4    (1.7)    1.3     1.8     1.0
 Other Businesses               13.5     9.7     3.8      28.2    10.0    12.6     7.9    (2.3)
 Corporate, interest, taxes
  and other                    (25.0)  (14.5)  (10.5)    (26.7)   (9.0)   (7.6)   (4.2)   (5.9)
----------------------------------------------------------------------------------------------
 Total                         $59.0   $33.8   $25.2    $109.6   $27.5   $30.7   $31.1   $20.3
----------------------------------------------------------------------------------------------
Specialty Flat-Rolled Steels
 Shipments (tons 000s)
  Specialty flat-rolled          422    211      211       826     195     195     213     223
  Specialty semi-finished        117     86       31       125      20      24      37      44
  Galvanized carbon              113     57       56       245      56      66      68      55
----------------------------------------------------------------------------------------------
 Total                           652    354      298     1,196     271     285     318     322
----------------------------------------------------------------------------------------------

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

As previously reported, on September 30, 1998, Mansfield received an Order under Section 3013 of the Resource Conservation & Recovery ("RCRA") Act requiring Armco to develop a plan for investigation of eight areas of the plant which allegedly could be sources of contamination. On October 30, 1998, Armco filed a complaint in U.S. District Court in Cleveland seeking pre-enforcement review. Armco's complaint challenged the legal basis for the Order, the lack of support in the administrative record for such an Order, and the lack of due process the Order provides to Armco in responding to modifications and expansions USEPA could make to the scope of work to be performed under the Order. On April 1, 1999 the court dismissed Armco's action on the basis that the statute did not allow pre-enforcement review of such agency orders. Armco filed a motion for reconsideration with the Court.

The total liability of those claims described under ITEM 3. LEGAL PROCEEDINGS in the Form 10-K or under Item 1 in the Form 10-Q is not determinable, but, in the opinion of management, the ultimate liability resulting will not materially affect the consolidated financial condition or liquidity of Armco and its subsidiaries. However, it is possible that due to fluctuations in Armco's results, future developments with respect to changes in the ultimate liability could have a material effect on future interim or annual results of operations.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
The following is an index of the exhibits included in the Form 10-Q:

None

The following report on Form 8-K was filed by Armco during the quarter ended June 30, 1999.

Report Date      Description
-----------      -----------
May 21, 1999     On May 21, 1999, Armco announced that it, AK Steel Holding
                 Corporation and AK Steel Corporation had entered into an Agreement and Plan of Merger, dated as of May 20, 1999.
                 Under the Agreement, Armco will be merged with and into AK
                 Steel Corporation, the separate corporate existence of Armco will cease and Armco common shareholders will receive stock of AK Steel Holding Corporation in exchange for their Armco shares.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                                  Armco Inc.
                                  ------------------------------------------
                                  (Registrant)




Date   August 12, 1999            /s/ Jerry W. Albright
      ----------------            ------------------------------------------
                                  Jerry W. Albright
                                  Vice President and Chief Financial Officer



Date   August 12, 1999            /s/ John N. Davis
      ----------------            ------------------------------------------
                                  John N. Davis
                                  Vice President and Controller